Form 10-Q
period 1996-09-30
SYMONS INTERNATIONAL GROUP INC
filed 1996-11-18
CIK 1013698

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1996

                       Commission File Number:  1-12369

                        SYMONS INTERNATIONAL GROUP, INC.
            (Exact name of registrant as specified in its charter)

INDIANA                                                    35-1707115
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                                4720 Kingsway Drive
                           Indianapolis, Indiana  46205
                    (Address of Principal Executive Offices)

  Registrant's telephone number, including area code   317 259-6400 (USA)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes                 No


As of September 30, 1996, there were 7,000,000 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                Form 10-Q Index
                   For The Quarter Ended September 30, 1996
                                                                  Page
                                                                 Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements. . . . . . . . . . . . . . . . . .     3

        Consolidated Financial Statements:
        Consolidated Balance Sheets at December 31, 1995
        and September 30, 1996. . . . . . . . . . . .  . . . . . .  4

        Consolidated Statements of Operations for the Three and
        Nine Months Ending September 30, 1996 and 1995 . . . . . .  5, 6

        Consolidated Statements of Cash Flows
        for the Nine Months Ending September 30, 1996 and 1995 . .  7

        Notes to Consolidated Financial Statements . . . . . . . .  10

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . .     14


PART 2  OTHER INFORMATION. . . . . . . . . . . . . . . . . . .      21


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .     22

SYMONS INTERNATIONAL GROUP, INC.
PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

These quarterly interim financial statements are unaudited.

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEET
                                            September 30,         December 31,
                                                 1996                 1995
ASSETS
Investments
  Available for Sale:
     Fixed maturities, at market             $124,959,000         $ 12,931,000
     Equity securities, at market              25,796,000            4,231,000
     Short-term investments, at
      amortized cost which approximates
      market                                   11,638,000            5,283,000

Real Estate, at cost                              472,000              487,000
Mortgage Loans                                  2,500,000            2,920,000
Other                                              50,000               50,000
Cash and cash equivalents                       5,593,000            2,311,000
Receivables                                    57,750,000            8,203,000
Reinsurance Recoverable On Paid and
  Unpaid Losses, Net                          121,559,000           54,136,000
Prepaid Reinsurance Premiums                   13,443,000            6,263,000
Deferred Policy Acquisition Costs              12,285,000            2,379,000
Deferred Income Taxes                           2,737,000            1,421,000
Property and Equipment                          7,033,000            5,502,000
Goodwill                                        3,109,000                    0
Other                                           9,578,000            4,399,000
Total Assets                                  398,502,000         $110,516,000

LIABILITIES
Losses and Loss Adjustment Expenses          $132,099,000         $ 59,421,000
Unearned Premiums                              81,226,000           17,497,000
Reinsurance Payable                            51,068,000            6,206,000
Payables to Affiliates                          8,295,000            6,474,000
Federal Income Tax Payable                      2,679,000              133,000
Line of Credit and Notes Payable                6,830,000            5,811,000
Term Debt                                      55,750,000                    0
Other                                          19,350,000            5,439,000
Total Liabilities                            $357,297,000         $100,981,000

Minority Interest in Consolidated Subsidary  $ 19,556,000         $          0

STOCKHOLDERS' EQUITY
Common Stock                                 $  1,000,000         $  1,000,000
Additional Paid-In Capital                      5,918,000            3,130,000
Unrealized gain/(loss) on Investments             388,000              (45,000)
Retained Earnings                              14,343,000            5,450,000
Total Stockholders' Equity                   $ 21,649,000         $  9,535,000
Total Liabilities and Shareholders' Equity   $398,502,000         $110,516,000

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDING
                                              September 30,      September 30,
                                                  1996                1995

Gross Premiums Written                       $ 71,813,000        $ 16,978,000
Less Ceded Premiums                            (7,383,000)         (7,118,000)
Net Premiums Written                           64,430,000           9,860,000
Change in Unearned Premiums                     4,664,000           5,008,000
Net Premiums Earned                            69,094,000          14,868,000
Net Investment Income                           2,844,000             508,000
Other Income                                    1,608,000             365,000
Net Realized Capital Gain/(Loss)                 (834,000)            (24,000)
Total Revenues                               $ 72,712,000        $ 15,717,000

Loss and Loss Adjustment Expenses            $ 47,942,000        $ 11,860,000
Policy Acquisition and General and
  Administrative Expenses                      14,040,000           1,700,000
Interest Expense                                1,688,000              76,000
Total Expenses                               $ 63,670,000        $ 13,636,000

Income Before Discontinued Operations,
  Income Taxes and Minority Interest         $  9,042,000         $ 2,081,000

Loss from Discontinued Operations                       0              (4,000)
Provision For Income Taxes                      3,133,000             621,000
Minority Interest                               1,320,000                   0
Net Income                                   $  4,589,000        $  1,464,000


Earnings Per Share                                  $0.66               $0.21

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDING
                                             September 30,       September 30,
                                                 1996                 1995

Gross Premium Written                        $218,763,000        $112,737,000
Less Ceded Premiums                           (77,291,000)        (72,022,000)
Net Premiums Written                          141,472,000          40,715,000
Change in Unearned Premiums                   (13,312,000)         (3,058,000)
Net Premiums Earned                           128,160,000          37,657,000
Net Investment Income                           4,377,000           1,144,000
Other Income                                    5,670,000           1,362,000
Net Realized Capital Gain/(Loss)                 (606,000)             55,000
Total Revenue                                $137,601,000        $ 40,218,000

Loss and Loss Adjustment Expenses            $ 93,217,000        $ 27,611,000
Policy Acquisition and
  General and Administrative Expenses          26,323,000           7,289,000
Interest Expense                                2,949,000             269,000
Total Expenses                               $122,489,000        $ 35,169,000

Income Before Discontinued Operations,
  Income Taxes and Minority Interest         $ 15,112,000        $  5,049,000

Loss from Discontinued Operations                       0                   0
Provision for Income Taxes                      4,987,000           1,579,000
Minority Interest                               1,232,000                   0
Net Income                                   $  8,893,000        $  3,470,000

Earnings Per Share                                  $1.27               $0.50

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDING
                                             September 30,       September 30,
                                                 1996                 1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss) For the Period             $  8,893,000         $ 3,470,000

Adjustments to Reconcile Net Income
to Net Cash Provided From/(Used In)
Operations:
    Minority Interest                           1,232,000              (1,000)
    Depreciation and Amortization                 257,000             (16,000)
    Deferred Income Tax Expense                  (166,000)          1,465,000
    Net Realized Capital Loss/(Gain)              606,000                   0
Net Changes In Operating Assets and
Liabilities:
    Receivables                               (47,940,000)        (26,759,000)
    Reinsurance Recoverable on Paid and
      Unpaid Losses, Net                      (35,101,000)        (27,566,000)
    Prepaid Reinsurance Premiums               (7,180,000)          1,216,000
    Deferred Policy Acquisition Costs          (1,982,000)           (606,000)
    Other Assets                               (3,722,000)          2,222,000
    Losses and Lost Adjustment Expenses        28,255,000          49,624,000
    Unearned Premiums                          18,449,000           2,368,000
    Reinsurance Payables                       44,862,000          (4,073,000)
    Federal Income Taxes Recoverable/
      (Payable)                                 1,626,000             254,000
    Other Liabilities                           3,968,000             430,000
Net Cash Provided From/(Used In) Operations  $ 12,057,000         $ 2,028,000

Cash Flow Provided From/(Used In) Investing
Activities:
    Cash Paid for Superior, Net of Cash
      Acquired                               $ (66,389,000)       $         0
    Net (Purchases/Sales)of Short-
      Term Investments                           5,953,000         (2,215,000)
    Purchases of Fixed Maturities              (42,375,000)         4,295,000
    Proceeds from sales, calls and
      maturities of fixed maturities            28,611,000          5,864,000
    Purchase of Equity Securities              (72,562,000)        11,490,000
    Proceeds from Sales of Equity
      Securities                                58,624,000        (13,973,000)
    Proceeds from the Sale of Real Estate           15,000                  0
    Purchase of Real Estate                              0             15,000
    Purchases of Mortgage Loans                          0            (10,000)
    Proceeds From Repayment of Mortgage
      Loans                                        420,000                  0
    Purchases of Property and Equipment           (862,000)          (799,000)

Net Cash Provided From/(Used In) Investing
Activities                                   $ (88,565,000)       $(3,923,000)

Cash Flow Provided From/(Used In)
Financing Activities:
    Net Proceeds from Line of Credit and
      Notes Payable                          $   8,769,000        $ 2,080,000
    Proceeds from Term Debt                     48,000,000                  0
    Proceeds from Minority Interest Owner       21,200,000                  0
    Loans from Related Parties                   1,821,000            758,000
Net Cash Provided From/(Used In) Financing
Activities                                   $  79,790,000        $ 2,838,000

Increase/(Decrease) in Cash and Cash
Equivalents                                  $   3,282,000        $   943,000

Cash and Cash Equivalents, Beginning of
Year                                             2,311,000             42,000

Cash and Cash Equivalents, End of Year       $   5,593,000        $   985,000

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                             September 30,       September 30,
                                                 1996                 1995
Retained Earnings
  Beginning of Year                          $ 5,450,000         $    629,000

Net Income For The Year                        8,893,000            3,470,000

Retained Earnings
  End of Year                                $14,343,000          $ 4,099,000

                       SYMONS INTERNATIONAL GROUP, INC.
           CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
            For The Three And Nine Months Ended September 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of Symons International Group, Inc. ("SIG" and the "Company") and its wholly owned subsidiary, IGF Insurance Company ("IGF"), as well as its 52% owned subsidiary, GGS Management Holdings, Inc. ("GGSH"), which wholly owns Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"). The Company is a wholly owned subsidiary of Goran Capital Inc. The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

These unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles.

NOTE 2 - ACQUISITION, FORMATION OF SUBSIDIARY AND PUBLIC OFFERING

In January, 1996, Pafco adopted a Plan of Reorganization whereby it transferred its wholly owned subsidiary, IGF, to Pafco's parent, SIG. After adoption of the Plan of Reorganization in January, 1996, Pafco formed a wholly owned subsidiary, IGF Holdings, Inc. ("IGF Holdings") and formally submitted the Plan of Reorganization to the Indiana Department of Insurance for regulatory approval. Once approval was obtained from the Indiana Department of Insurance on April 26, 1996, Pafco transferred the outstanding shares of the capital stock of IGF to IGF Holdings. IGF Holdings, in turn, made a distribution to Pafco of $7.5 Million in cash and a subordinated promissory note in the principle amount of $3.5 Million. Subsequent to that distribution, Pafco then completed the steps in the Plan by transferring the outstanding capital stock of IGF Holdings to Pafco's parent, SIG.

SIG purchased Superior from Interfinancial, Inc. on April 30, 1996 for a purchase price of approximately $66 Million, resulting in goodwill on the transaction of approximately $3.2 Million. Simultaneously with the execution of the Superior purchase agreement, Goran, SIG, GGS Management Holdings, Inc. ("GGSH") and GS Capital Partners II, L.P., a Delaware limited partnership, entered into an agreement (the "GSCP Agreement") to capitalize GGSH and to cause GGSH to issue its capital stock to SIG and to various funds affiliated with Goldman Sachs & Co. (collectively, "GS Funds"), so as to give SIG a 52% ownership interest and the GS Funds a 48% ownership interest in GGSH. Pursuant to the GSCP Agreement, (a) SIG contributed to GGSH (i) Pafco common stock with a book value determined in accordance with US GAAP of at least $15.3 Million as reflected on an Audited Post-Closing Balance Sheet of
Pafco, (ii) its right to acquire Superior pursuant to the Superior Purchase Agreement and (iii) certain fixed assets, including office furniture and equipment, having a value of approximately $350,000 and (b) the GS Funds contributed to GGSH $21.2 Million in cash.

The acquisition of Superior was accounted for under the purchase method of accounting and was recorded as follows:

  Assets Acquired:
     Invested Assets                              $118,665,000
     Receivables                                    35,223,000
     Deferred Acquisition Costs                      7,925,000
     Other Assets                                    1,981,000
     Total                                        $163,794,000

  Liabilities Assumed:
     Unpaid Losses and Loss Adjustment Expenses   $ 44,423,000
     Unearned Premiums                              45,280,000
     Other Liabilities                              10,863,000
     Total                                        $100,566,000

  Net Assets Acquired                               63,228,000
  Purchase Price                                    66,389,000
  Goodwill                                        $  3,161,000

Goodwill is amortized over a 25-year period on a straight line basis based upon management's estimate of the expected benefit period.

The Company's results from operations for the nine months ended September 30, 1996 include the results of Superior subsequent to April 30, 1996 as follows:

  Gross Premiums Written                          $ 66,141,000

  Net Premiums Earned                               62,198,000
  Net Investment and Other Income                    5,454,000
  Total Revenue                                     67,652,000

  Losses and Loss Adjustment Expenses               45,973,000
  Policy Acquisition and General and
    Administrative Expenses                         16,632,000
  Total Expenses                                    62,605,000

  Income Before Taxes and Minority Interest          5,047,000
  Income Taxes                                       1,524,000
  Income Before Minority Interest                    3,523,000
  Minority Interest                                  1,691,000
  Net Income                                         1,832,000

On November 5, 1996, SIG effectuated an initial public offering of 3,000,000 common stock shares at $12.50 per share. The proceeds of the offering were used to increase the capitalization of IGF by $9,000,000, repay $7,500,000 indebtedness of SIG, primarily certain amounts owed to Goran and its wholly-owned subsidiary, Granite Re, repay a bank debt of $7,500,000 and pay Goran a dividend of $3,500,000. The remaining funds were retained for general corporate purposes, including acquisitions.

NOTE 3 - REINSURANCE

In order to reduce risk and increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of its ultimate liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to risks ceded to reinsurers should a reinsurer fail. Effective January 1, 1996 reinsurance is placed as follows: For the nonstandard automobile segment, the Company only purchases excess of loss and catastrophic protections which result in minimum ceded premium in proportion to gross written premiums. For the crop segment, the Company reinsures to the federal government Federal Crop Insurance Corporation ("FCIC") program a significant portion of its Multi-Peril Crop Insurance ("MPCI") business and the Company reinsures stop-loss protection to third party reinsurers on MPCI crop hail.

The effects of reinsurance on the Company's premiums and claims incurred are as follows:

NOTE 3
SYMONS INTERNATIONAL GROUP, INC.
Analysis of Effects of Reinsurance

                    For The Nine Months Ended      For The Three Months Ended
                  September 30      September 30   September 30   September 30
                      1996              1995           1996           1995
Premiums Written
Gross             $218,763,000      $112,737,000   $ 71,813,000   $16,978,000
Ceded              (77,291,000)      (72,022,000)    (7,383,000)   (7,118,000)
Net               $141,472,000      $ 40,715,000   $ 64,430,000   $ 9,860,000

Premiums Earned
Gross             $207,186,000      $ 88,601,000   $ 80,409,000   $24,574,000
Ceded              (79,026,000)      (50,944,000)   (11,315,000)   (9,707,000)
Net               $128,160,000      $ 37,657,000   $ 69,094,000   $14,868,000

Claims Incurred:
Gross             $127,253,000      $100,461,000   $ 60,090,000   $64,203,000
Ceded             $(34,036,000)      (72,850,000)   (12,148,000)  (52,343,000)
Net               $ 93,217,000      $ 27,611,000     47,943,000   $11,860,000

                                             September 30,        December 31,
                                                 1996                 1995
Unearned Premiums
Gross                                        $ 81,226,000         $17,497,000
Ceded                                         (21,763,000)         (6,263,000)
Net                                          $ 59,464,000         $11,234,000

Outstanding Claims
Gross                                        $132,099,000         $59,421,000
Ceded                                         (68,410,000)        (37,797,000)
Net                                          $ 63,689,000         $21,624,000

NOTE 4 - CONTINGENT LIABILITY

The Company and its subsidiaries, are named as defendants in various lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the subsidiaries. These actions were considered by the Company in establishing its loss reserves. The Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position.

One of the Company's subsidiaries, IGF, is the administrator of a run-off book of business. The FCIC has requested that IGF take responsibility for the claims liabilities of these policies under its administration. IGF has requested reimbursement of certain expenses from the FCIC with respect to this run-off activity. IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 Million as reimbursement for these expenses. The FCIC has counterclaimed for approximately $1.2 Million in claims payments for which the FCIC contends IGF is responsible for as successor to the run-off book of business. While the final result of this lawsuit cannot be predicted with certainty, the Company believes that the final resolution of this lawsuit will not have a material adverse effect on the financial condition of the Company.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

The Company owns 52% of GGS Management Holdings, Inc. ("GGSH") with the remainder owned by certain funds affiliated with Goldman, Sachs & Co. GGSH, through its wholly owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the incurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

The Company follows the customary industry practice of reinsuring a portion of its risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce the Company's exposure on large individual risks and to provide protection against large losses, including catastrophic losses. As part of its internal procedures, the Company evaluates the financial condition of each prospective reinsurer before it cedes business to that carrier. Based on the Company's review of its reinsurers' financial health and reputation in the insurance marketplace, the Company believes its reinsurers are financially sound and that they therefore can meet their obligations to the Company under the terms of the reinsurance treaties.

Crop Insurance Operations

The two principal components of the Company's crop insurance business are Multi-Peril Crop Insurance ("MPCI") and private named peril, primarily crop hail insurance. The majority of the Company's crop insurance business consists of MPCI. Crop insurance is purchased by farmers to reduce the risk of crop loss from adverse weather and other uncontrollable events. Farms are subject to drought, floods and other natural disasters that can cause widespread crop losses and, in severe cases, force farmers out of business. Historically, one out of every twelve acres planted by farmers has not been harvested because of adverse weather or other natural disasters. Because many farmers rely on credit to finance their purchases of such agricultural inputs as seed, fertilizer, machinery and fuel, the loss of a crop to a natural disaster can reduce their ability to repay these loans and to find sources of funding for the following year's operating expenses.

Since 1990, Congress has considered major reform of its crop insurance and disaster assistance policies, resulting in the enactment of the 1994 and 1996 Reform Acts. The 1994 Reform Act required farmers for the first time to purchase at least CAT Coverage in order to be eligible for other federally sponsored farm benefits, including but not limited to low interest loans and crop price supports. The 1994 Reform Act also authorized for the first time the marketing and selling of CAT Coverage by the local USDA offices. However, the 1996 Reform Act limits the role of the USDA offices in the delivery of MPCI coverage beginning in July, 1996, which is the commencement of the 1997 crop year, and also eliminates the linkage between CAT Coverage and qualification for certain federal farm program benefits. The limitation of the USDA's role in the delivery system for MPCI should provide the Company with the opportunity to realize increased revenues from the distribution and servicing of its MPCI product. As a result of this limitation, the FCIC has transferred to the Company approximately 8,900 insureds for CAT Coverage who previously purchased such coverage from USDA field offices. The Company has not experienced any material negative impact in 1996 from the delinkage mandated by the 1996 Reform Act. The Company believes that any future potential negative impact of the delinkage mandated by the 1996 Reform Act will be mitigated by, among other factors, the likelihood that farmers will continue to purchase MPCI to provide basic protection against natural disasters since ad hoc federal disaster relief programs have been reduced or eliminated. In addition, the Company believes that (i) many lending institutions will likely continue to require this coverage as a condition to crop lending, and (ii) many of the farmers who entered the MPCI program as a result of the 1994 Reform Act have come to appreciate the reasonable price of the protection afforded by CAT Coverage and will remain with the program regardless of delinkage. There can, however, be no assurance as to the ultimate effect which the 1996 Reform Act may have on the business or operations of the Company.

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 1,200 independent agencies in 29 states.

MPCI is a government-sponsored program with accounting treatment which differs in certain respects from the more traditional property and casualty insurance lines.

For income statement purposes under US generally accepted accounting principles, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers for buy-up coverage (MPCI coverage in excess of CAT Coverage), and any related federal premium subsidies, but do not include MPCI premium on CAT Coverage (the minimum available level of MPCI Coverage). By contrast, net premiums written do not include any MPCI premiums or subsidies, all of which are deemed to be ceded to the FCIC as a reinsurer. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a complex profit sharing formula established by law and the FCIC. For generally accepted accounting principles income statement purposes, any such profit or loss sharing earned or payable by the Company is treated as an adjustment to commission expense and is included in policy acquisition and general and administrative expenses.

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment"), (ii) an LAE reimbursement payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"), and (iii) a small excess LAE reimbursement payment of two hundredths of one percent (.02%) of MPCI Retention (as defined herein) to the extent the Company's MPCI loss ratios on a per state basis exceed certain levels (the "MPCI Excess LAE Reimbursement Payment"). For 1994, 1995 and 1996, the Buy-Up Expense Reimbursement Payment has been set at 31% of the MPCI Premium, but it is scheduled to be reduced to 29% in 1997, 28% in 1998 and 27.5% in 1999. For generally accepted account principles income statement purposes, the Buy-Up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as Other Income.

In addition to MPCI, the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and which involves no federal participation, as well as its proprietary product which combines the application and underwriting process for MPCI and hail coverages. This product tends to produce less volatile loss ratios than the stand alone product since the combined product generally insures a greater number of acres, thereby spreading the risk of damage over a larger insured area.
Approximately half of the Company's hail policies are written in combination with MPCI.

Although both crop hail and MPCI provide coverage against hail damage, under crop hail coverages farmers can receive payments for hail damage which would
not be severe enough to require a payment under an MPCI policy.   The Company
believes that offering crop hail insurance enables it to sell more policies than it otherwise would.

In addition to crop hail insurance, the Company also sells a small volume of insurance against crop damage from other specific named perils. These products cover specific crops and are generally written on terms that are specific to the kind of crop and farming practice involved and the amount of actuarial data available. The Company plans to seek potential growth opportunities in this niche market by developing basic policies on a diverse number of named crops grown in a variety of geographic areas and to offer these policies primarily to large producers through certain select agents.

In order to reduce the Company's potential loss exposure under the MPCI program, in addition to reinsurance obtained from the FCIC, the Company purchases stop-loss reinsurance from other private insurers. Such private reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop-loss coverage. For crop hail insurance, the Company has in effect quota share reinsurance and various layers of stop-loss reinsurance. Based on a review of the reinsurers' financial health and reputation in the insurance marketplace, the Company believes that the reinsurers for its crop insurance business are financially sound and that they therefore can meet their obligations to the Company under the terms of the reinsurance treaties.

Certain other conditions of the Company's crop business may effect comparisons of the Company's results and operating ratios with that of other insurers, including: (i) the seasonal nature of the business whereby profits are generally recognized predominantly in the second half of the year, (ii) the short-term nature of crop business whereby losses are known within a short time period, and (iii) the limited amount of investment income associated with crop business. In addition, cash flows from the crop business differ from cash flows from certain more traditional lines.

In 1996, the Company instituted a policy of recognizing (i) 35% of its estimated MPCI gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter, (ii) commission expense at a rate of 16% of MPCI gross premiums written recognized and (iii) Buy-Up Expense Reimbursement at a rate of 31% of MPCI gross premiums written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI gross premiums written for the first nine months based on a re-estimate which takes into account actual gross premiums processed. The Company followed the foregoing approach for the 1996 third quarter. If an insufficient volume of policies has been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. In prior years, recognition of MPCI gross premiums written was 30%, 30%, 30% and 10%, for the first second, third and fourth quarters, respectively.

Commencing with its June 30, 1995 financial statements, the Company also began recognizing MPCI underwriting gain or loss during the first and second quarters, as well as the third quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the fourth quarter, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and loss information.

Regulation

The Company's admitted insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition, (ii) periodic financial examination, (iii) approval of rates and policy forms, (iv) loss reserve adequacy, (v) insurer insolvency, (vi) the licensing of insurers and their agents, (vii) restrictions on the payment of dividends and other distributions, (viii) approval of changes in control, and (ix) the type and amount of permitted investments.

The Company's MPCI program is federally regulated and supported by the federal government by means of premium subsidies to farmers, expense reimbursement and federal reinsurance pools for private insurers. Consequently, the MPCI program is subject to oversight by the legislative and executive branches of the federal government, including the FCIC. The MPCI program regulations generally require compliance with federal guidelines with respect to underwriting, rating and claims administration. The Company is required to perform continuous internal audit procedures and is subject to audit by several federal government agencies.

Results of Operations

For the three and nine months ended September 30, 1996, the Company recorded net income of $4,589,000 and $8,893,000, or $0.66 and $1.27 per share. This is approximately a 213% and 156% increase from 1995 comparable amounts of $1,464,000 and $3,470,000, or $0.21 and $0.50 per share. The improved earnings were attributable to substantial improvement in the results of the nonstandard
automobile segment and continued growth and profit in the crop segment.   The
nonstandard automobile segment demonstrated significant improvement due to the acquisition of Superior and improved results from Pafco. Results of operations in 1996 include the results of Superior since the acquisition on April 30, 1996 and the 48% minority interest in the nonstandard automobile segment beginning May 1, 1996, of the GS Funds.

Gross premiums written increased 323% to $71,813,000 for the three months ended September 30, 1996 from $16,978,000 for the comparable period in the prior year, and increased 94% to $218,763,000 for the nine months ended September 30, 1996 from $112,737,000 for the comparable period in the prior year.

Gross premiums written for the nonstandard auto segment increased from $34,909,000 to $119,126,000 for the nine months ended September 30, 1996 as compared to the corresponding period of the prior year. Such increase was due to the acquisition of Superior which generated gross premiums written of $66,141,000 subsequent to the acquisition, elimination of quota share reinsurance, internal growth due to improved service and certain product improvements.

Gross premiums written for the crop segment increased 35% from $70,374,000 to $95,332,000 for the nine months ended September 30, 1996 as compared to the corresponding period of the prior year. Such increase was due to farmers electing higher crop price levels to be insured under MPCI buy-up coverages, an increase in MPCI policies in force, together with an increase of $9,344,000 or 57% in crop hail premiums for the first nine months of 1996 compared for the same period in 1995.

Remaining gross written premiums represent commercial business which was ceded 100% effective January 1, 1996 to an affiliate, Granite Reinsurance Company Ltd.

Increases in net premiums earned for the three and nine months ended September 30, 1996 as compared to the corresponding period of the prior year reflects the strong growth in written premiums.

Net investment income increased $2,336,000 and $3,193,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods of the prior year. Such increase was due primarily to the acquisition of Superior, which generated net investment income of $3,098,000 subsequent to the acquisition. The remaining increase was due to greater invested assets.

Other income increased $1,243,000 and $4,308,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods of the prior year. Such increase was due to increased billing fee income on nonstandard automobile business due to an increase in the in-force policy count. There was also an increase in the receipt of CAT Coverage fees and CAT LAE reimbursement payments following the 1995 introduction of CAT Coverages.

Loss and loss adjustment expenses were $47,942,000 and $93,217,000 or 69.4% and 72.7% of net premiums earned for the three and nine months ended September 30, 1996 versus $11,860,000 and $27,611,000 or 79.8% and 73.3% of net premiums earned for the corresponding periods of 1995. The loss ratios for 1996 have decreased over the prior year due to decreases in both the nonstandard automobile and crop hail loss ratios.

The loss ratio for the nonstandard automobile segment for the nine month period ended September 30, 1996 was 71.7% as compared to 75.5% for the same period in 1995. Crop hail loss ratios were 49.9% and 51.5% for the nine month periods ended September 30, 1996 and 1995.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company combined with a higher percentage of net premiums retained and corresponding reductions in reinsurance commission income. Policy acquisition and general and administrative expenses rose to $14,040,000 and $26,323,000 or 20.3% and 20.5% of net premium earned for the three and nine months ended September 30, 1996 compared to $1,700,000 and $7,289,000 or 11.4% and 19.4% of net premium earned in the corresponding period of 1995. There is a disproportionate relationship between increased operating expenses and increased net retention of business. The expense ratio for the nonstandard segment improved to 28.6% for the first nine months of 1996 as compared to 38.3% in 1995, due to technological and operational efficiencies and tighter expense controls.

Due to the unique accounting for the crop insurance segment, operating expenses for the three and nine months ended September 30, 1996 includes $20,915,000 and $7,336,000, as compared to comparable amounts of $13,816,000 and $4,900,000 for 1995 for buy-up expense reimbursement payments and MPCI underwriting gain.

Interest expense increased $1,612,000 and $2,680,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in the prior year due primarily to interest incurred since April 30, 1996 on the $48 Million of debt incurred to purchase Superior and the $7.5 Million IGF Holdings Note. The latter note was repaid in full from the proceeds of the Offering.

The Superior acquisition debt was tied to a one month LIBOR through November 15, 1996 and was effectively fixed at 8.31% through an interest rate swap. The rate was subsequently converted to a three month LIBOR and effectively fixed at 9.02% through July 30, 1997 through extension of the swap agreement.

Income tax expense was 35% and 33% of pre-tax income for the three and nine months ended September 30, 1996 as compared to 30% and 31% for the corresponding periods of the prior year.

Financial Condition

The Company's total assets of $398,502,000 at September 30, 1996 increased $287,986,000 from $110,516,000 as of December 31, 1995. This increase is principally due to the acquisition of Superior which had assets of $164 Million at the date of acquisition and growth in business in the nonstandard automobile and crop segments.

The Company's shareholders' equity increased from $9,535,000 at December 31, 1995 to $21,649,000 at September 30, 1996. The long term debt to equity ratio has increased during 1996 as long term debt was increased by $48,000,000 due to the acquisition of Superior. Long term debt to equity was 0 to 1 at December 31, 1995 and 2.6 to 1 at September 30, 1996. However, including minority interest as a component of equity reduces this ratio to 1.4 to 1. Subsequent to the Offering, the Company's debt to equity ratio, exclusive of minority interest was approximately 0.9 to 1.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              One of the Company's subsidiaries, IGF Insurance Company ("IGF"), is the administrator of a run-off book of business. The Federal Crop Insurance Corporation ("FCIC") has requested that IGF take responsibility for the claims liabilities of these policies under its administration. IGF has requested reimbursement of certain expenses from the FCIC with respect to this run-off activity. IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 million (US) as reimbursement for these expenses. The FCIC has counterclaimed for approximately $1.2 million (U.S.) in claims payments for which the FCIC contends IGF is responsible for as successor to the run-off book of business. While the final result of this litigation cannot be predicted with certainty, the Company believes that the final resolution of this lawsuit will not have a material adverse effect on the financial condition of the Company.

ITEM 2.       CHANGES IN SECURITIES
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              None

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: November 15, 1996                            By:_/s/ Douglas H. Symons__
                                                    Douglas H. Symons
                                                    President





Dated: November 15, 1996                            By:_/s/ Gary P. Hutchcraft_
                                                    Gary P. Hutchcraft
                                                    Vice President, Treasurer
                                                    and Chief Financial Officer