Form 10-K
period 1996-12-31
SYMONS INTERNATIONAL GROUP INC
filed 1997-03-31
CIK 1013698

FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1996.

(   )    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ____________ to
         ____________.

Commission File Number:

                          SYMONS INTERNATIONAL GROUP, INC.
               (Exact name of registrant as specified in its charter)

              INDIANA                                   35-1707115
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or organization)

4720 Kingsway Drive, Indianapolis Indiana                  46205
 (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code:          (317) 259-6300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock without par value
                                                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the 3,450,000 shares of the Issuer's Common Stock held by non-affiliates, as of March 20, 1997 was $52,612,500.

The number of shares Common Stock of the Registrant, without par value, outstanding as of March 31, 1997 was 10,450,000.

Documents Incorporated By Reference:
Portions of the Annual Report to the Shareholders and the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated into Parts II and III.

Exhibit Index on Page  69.                                  Page 1 of 245.

SYMONS INTERNATIONAL GROUP INC.
ANNUAL REPORT ON FORM 10-K
December 31, 1996

PART I                                                                    PAGE

ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS . . . . . . . . . . . .44

ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .55

ITEM 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . .55

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .56

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . .57

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . . . . . . . . . .57

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .57

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . .57

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . .57

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . .57

ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . .58

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . .58

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . .58

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K .58

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .68

ITEM 1 - BUSINESS

General

Overview

Symons International Group, Inc. (the "Company") is a 67% subsidiary of Goran Capital Inc. ("Goran"). Prior to the Company's Initial Public Offering ("Offering") on November 5, 1996, it was a wholly-owned subsidiary of Goran. The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Formation of GGS Management Holdings, Inc. ("GGSH"); Acquisition of Superior Insurance Company ("Superior")

On January 31, 1996, Goran, the Company, Fortis, Inc. and its wholly-owned subsidiary, Interfinancial, Inc., a holding company for Superior ("Superior"), entered into a Stock Purchase Agreement (the "Superior Purchase Agreement") pursuant to which the Company agreed to purchase Superior from Interfinancial, Inc. (the "Acquisition") for a purchase price of approximately $66.6 Million. Simultaneously with the execution of the Superior Purchase Agreement, Goran, the Company, GGSH and GS Capital Partners II, L.P. ("GS Funds"), a Delaware limited partnership, entered into an agreement (the "GGS Agreement") to capitalize GGSH and to cause GGSH to issue its capital stock to the Company and to the GS Funds, so as to give the Company a 52% ownership interest and the GS Funds a 48% ownership interest (the "Formation Transaction"). Pursuant to the GGS Agreement (a) the Company contributed to GGSH (i) all the outstanding common stock of Pafco General Insurance Company ("Pafco"), with a book value of $16.9 Million, (ii) its right to acquire Superior pursuant to the Superior Purchase Agreement, and (iii) certain fixed assets, including office furniture and equipment, having a value of approximately $350,000, and
(b) the GS Funds contributed to GGSH $21.2 Million in cash. The Formation Transaction and the Acquisition were completed on April 30, 1996.

Pursuant to the GGS Agreement, prior to the Company's contribution of Pafco to GGSH, Pafco transferred all of the outstanding capital stock of IGF Insurance Company ("IGF") (the "Transfer") in order to improve the risk-based capital rating of Pafco and to permit GGSH to focus exclusively on the nonstandard automobile insurance business. Pafco accomplished the Transfer by forming a wholly-owned subsidiary, IGF Holdings, Inc. ("IGF Holdings"), to which Pafco contributed all of the outstanding shares of capital stock of IGF. Prior to the distribution of the IGF Holdings capital stock to the Company, IGF Holdings paid to Pafco a dividend in the aggregate amount of approximately $11.0 Million (the "Dividend"), consisting of $7.5 Million in cash and a subordinated promissory note in the principal amount of approximately $3.5 Million (the "IGF Note"). Pafco then distributed the outstanding capital stock of IGF Holdings to the Company. IGF Holdings funded the cash portion of the Dividend with bank debt in the principal amount of $7.5
Million (the "IGFH Bank Debt"). The IGFH Bank Debt and the IGF Note were repaid with a portion of the proceeds from the Offering.

Prior to the Offering, the Company, through Symons International Group, Inc. - Florida ("SIGF"), its specialized surplus lines underwriting unit based in Florida, provided certain commercial insurance products through retail agencies, principally in the southeast United States. SIGF writes these specialty products through a number of different insurers including Pafco, United National Insurance Group, Munich American Reinsurance Corp. and underwriters at Lloyd's of London. Effective January 1, 1996, the Company transferred to Goran all of the issued and outstanding shares of capital stock of SIGF (the "Distribution").

The Company writes business in the U.S. exclusively through independent agencies and seeks to distinguish itself by offering high quality, technology based services for its agents and policyholders. The Company's nonstandard automobile insurance business, with its principal offices in Indianapolis, Indiana, Atlanta, Georgia, and Tampa, Florida, writes insurance through approximately 4,500 independent agencies in 18 states. IGF with its principal office in Des Moines, Iowa and regional offices in California, Indiana, Kansas, Mississippi and North Dakota, writes MPCI and crop hail insurance through approximately 1,200 independent agencies in 31 states. Based on a Company analysis of gross premiums written in 1995 as reported by A.M. Best, the Company believes that the combination of Pafco and Superior makes the Company's nonstandard automotive group the sixteenth largest underwriter of nonstandard automobile insurance in the United States. Based on premium information compiled in 1995 by the Federal Crop Insurance Corporation ("FCIC") and the National Crop Insurance Services, Inc. ("NCIS"), the
Company believes that IGF is the fifth largest underwriter of multi-peril crop insurance ("MPCI") in the United States.

The following table sets forth the premiums written by Pafco, Superior and IGF by line of business for the periods indicated:

Symons International Group,
Inc. For The Years Ended December 31,
(In Thousands)

                                 1994      1995       1996

Nonstandard Automobile (1)
  Gross Premiums Written        $ 45,593   $ 49,005   $187,176
  Net Premiums Written            28,114     37,302    186,579

Crop Hail (2)
  Gross Premiums Written        $ 10,130   $ 16,966   $ 27,957
  Net Premiums Written             4,565     11,608     23,013

MPCI (3)
  Gross Premiums Written        $ 44,325   $ 53,408   $ 82,102
  Net Premiums Written                 0          0          0

Commercial
  Gross Premiums Written        $  3,086   $  5,255   $  8,264
  Net Premiums Written             2,460      4,537          0

Total Gross Premiums
Written (4)                     $103,134   $124,634   $305,499

Total Net Premiums
Written                         $ 35,139   $ 53,447   $209,592

(1) Does not reflect net premiums written for Superior for the years ended December 31, 1994 and 1995 and for the four months ended April 30, 1996. For the years ended December 31, 1994 and 1995, Superior and its subsidiaries had gross premiums written of $112.9 Million and $94.8 Million, respectively, and net premiums written of $112.5 Million and $94.1 Million, respectively. For the four months ended April 30, 1996, Superior and its subsidiaries had gross premiums written of $44.0 Million and net premiums written of $43.6 Million.
(2) Most crop hail insurance policies are sold in the second and third quarters of the calendar year.
(3) For a discussion of the accounting treatment of MPCI premiums, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company".
(4) For additional financial segment information concerning the Company's nonstandard automobile and crop insurance operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company".

Nonstandard Automobile Insurance

Industry Background

The Company, through its 52% owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard risks are those individuals who are unable to obtain insurance through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. Premium rates for nonstandard risks are generally higher than for standard risks. Total private passenger automobile insurance premiums written by insurance carriers in the United States in 1995 have been estimated by A.M. Best to be approximately $106 billion. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. Although this factor, as well as industry differences in the criteria which distinguish standard from nonstandard insurance, make it difficult to estimate the size of the nonstandard market, management of the Company believes that the voluntary nonstandard market has accounted for approximately 15% of total private passenger automobile insurance premiums written in recent years. According to statistical information derived from insurer annual statements compiled by A.M. Best, the nonstandard automobile market accounted for $17.4 billion in annual premium volume for 1995.

Strategy

The Company has multiple strategies with respect to its nonstandard automobile insurance operations, including:

1. Through GGS Holdings, the Company seeks to achieve profitability through a combination of internal growth and the acquisition of other insurers and blocks of business. The Company regularly evaluates acquisition opportunities. There can be no assurance, however, that any suitable business opportunities will arise.

2. The Company is committed to the use of integrated technologies which permit it to rate, issue, bill and service policies in an efficient and cost effective manner.

3. The Company competes primarily on the basis of underwriting criteria and service to agents and insureds and generally does not match price decreases implemented by competitors which are directed towards obtaining market share.

4. The Company encourages agencies to place a large share of their profitable business with Pafco and Superior by offering, in addition to fixed commissions, a contingent commission based on a combination of volume and profitability.

5. The Company promptly responds to claims in an effort to reduce the costs of claims settlements by reducing the number of pending claims and uses computer databases to verify repair and vehicle replacement costs and to increase subrogation and salvage recoveries.

6. The Company will seek to expand the multi-tiered marketing approach currently employed by Superior and its subsidiaries in Florida and other states in order to offer to its independent agency network a broader range of products with different premium and commission structures.

Products

The Company offers both liability and physical damage coverage in the insurance marketplace, with policies having terms of three to twelve months, with the majority of policies having a term of six months. Most nonstandard automobile insurance policyholders choose the basic limits of liability coverage which, though varying from state to state, generally are $25,000 per person and $50,000 per accident for bodily injury, and in the range of $10,000 to $20,000 for property damage. Of the approximately 228,000 combined policies of Pafco and Superior in force on December 31, 1996, fewer than 9% had policy limits in excess of these basic limits of coverage. Of the 63,000 policies of Pafco in force on December 31, 1996, approximately 88% had policy periods of six months or less. Of the approximately 165,000 policies of Superior in force as of December 31, 1996, approximately 74% had policy periods of six months and approximately 26% had policy periods of 12 months.

The Company offers several different policies which are directed toward different classes of risk within the nonstandard market. The Superior Choice policy covers insureds whose prior driving record, insurability and other relevant characteristics indicate a lower risk profile than other risks in the nonstandard marketplace. The Superior Standard policy is intended for risks which do not qualify for Superior Choice but which nevertheless present a more favorable risk profile than many other nonstandard risks. The Superior Specialty policies cover risks which do not qualify for either the Superior Choice or the Superior Standard. Pafco offers only a single nonstandard policy which includes multiple discounts and surcharges designed to recognize proof of prior insurance, driving violations, accident history and other factors relevant to the level of risk insured. Superior offers a product similar to the Pafco product in states in which it is not offering a multi-tiered product.

Marketing

The Company's nonstandard automobile insurance business is concentrated in the states of Florida, California, Indiana, Missouri, Texas and Virginia, and the Company writes nonstandard automobile insurance in 13 additional states. Management plans to continue to expand selectively into additional states. GGS Holdings will select states for expansion based on a number of criteria, including the size of the nonstandard automobile insurance market, state-wide loss results, competition and the regulatory climate.

The following tables sets forth the geographic distribution of gross premiums written for the Company and Superior individually and for the Company and Superior on a combined basis for the periods indicated.

Symons International Group, Inc.
For The Years Ended December 31,
(In Thousands)

                      Company                           Superior
              1994      1995      1996           1994      1995     1996


State
Arkansas      $ 1,619  $ 1,796  $ 2,004          $      0  $     0  $      0
California          0        0        0            13,422   15,350    25,131
Colorado        5,629    9,257   10,262                 0        0         0
Florida             0        0        0            55,282   54,535    97,659
Georgia             0        0        0             7,342    5,927     7,398
Illinois            0       80    1,380             3,894    2,403     1,614
Indiana        13,648   13,710   16,599               414      132         0
Iowa            3,769    3,832    5,818                 0        0         0
Kentucky        9,573    7,840   11,065                 0        0         0
Mississippi         0        0        0             4,411    2,721     2,250
Missouri        8,163    8,513   13,423                 0        0         0
Nebraska        3,192    3,660    5,390                 0        0         0
Ohio                0        0        0             4,325    3,164     3,643
Oklahoma            0      317    2,559                 0        0         0
Tennessee           0        0        0             1,829      332        (2)
Texas               0        0        0            10,660    3,464    10,122
Virginia            0        0        0             7,500    5,035    14,733
Washington          0        0        0             3,827    1,693       106
Totals         45,593   49,005   68,500           112,906   94,756   162,654

Symons International Group, Inc. and
Superior Insurance Company (Combined)
For The Years Ended December 31,
(In Thousands)

                                 1994            1995            1996

State
Arkansas                         $  1,619        $  1,796        $  2,004
California                         13,422          15,350          25,131
Colorado                            5,629           9,257          10,262
Florida                            55,282          54,535          97,659
Georgia                             7,342           5,927           7,398
Illinois                            3,894           2,483           2,994
Indiana                            14,062          13,842          16,599
Iowa                                3,769           3,832           5,818
Kentucky                            9,573           7,840          11,065
Mississippi                         4,411           2,721           2,250
Missouri                            8,163           8,513          13,423
Nebraska                            3,192           3,660           5,390
Ohio                                4,325           3,164           3,643
Oklahoma                                0             317           2,559
Tennessee                           1,829             332              (2)
Texas                              10,660           3,464          10,122
Virginia                            7,500           5,035          14,733
Washington                          3,827           1,693             106
Totals                           $158,499        $143,761        $231,154

The Company and Superior market their nonstandard products exclusively through approximately 4,500 independent agencies and focus their marketing efforts in rural areas and the peripheral areas of metropolitan centers. As part of its strategy, management is continuing its efforts to establish the Company as a low cost deliverer of nonstandard automobile insurance while maintaining a commitment to provide quality service to both agents and insureds. This element of the Company's strategy is being accomplished primarily through the automation of certain marketing, underwriting and administrative functions.
In order to maintain and enhance its relationship with its agency base, the Company has 26 territorial managers, each of whom resides in a specific marketing region and has access to the technology and software necessary to provide marketing, rating and administrative support to the agencies in his or her region.

The Company attempts to foster strong service relationships with its agencies and customers. The Company is currently developing computer software that will provide on-line communication with its agency force. In addition, to delivering prompt service while ensuring consistent underwriting, the Company offers rating software to its agents in some states which permits them to evaluate risks in their offices. The agent has the authority to sell and bind insurance coverages in accordance with procedures established by the Company, which is a common practice in the property and casualty insurance business. The Company reviews all coverages bound by the agents promptly and generally accepts all coverages which fall within its stated underwriting criteria. In most jurisdictions, the Company has the right within a specified time period to cancel any policy even if the risk falls within its underwriting criteria. See "Business - Nonstandard Automobile Insurance - Underwriting".

Pafco and Superior compensate their agents on a commission basis based on a percentage of premiums produced. Pafco also offers its agents a contingent commission based on volume and profitability, thereby encouraging the agents to enhance the placement of profitable business with the Company. Superior has recently incorporated the contingent commission into the compensation package for its agents.

The Company believes that the combination of Pafco with Superior and its two Florida domiciled insurance subsidiaries will allow the Company the flexibility to engage in multi-tiered marketing efforts in which specialized automobile insurance products are directed toward specific segments of the market. Since certain state insurance laws prohibit a single insurer from offering similar products with different commission structures or, in some cases, premium rates, it is necessary to have multiple licenses in certain states in order to obtain the benefits of market segmentation. The Company is currently offering multi-tiered products in Florida, Texas, Virginia, California and Missouri. The Company intends to expand the marketing of its multi-tiered products into other states and to obtain multiple licenses for its subsidiaries in these states to permit maximum flexibility in designing commission structures.

Underwriting

The Company underwrites its nonstandard automobile business with the goal of achieving adequate pricing. The Company seeks to classify risks into narrowly defined segments through the utilization of all available underwriting criteria. The Company maintains an extensive, proprietary database which contains statistical records with respect to its insureds on driving and repair experience by location, class of driver and type of automobile. Management believes this database gives the Company the ability to be more precise in the underwriting and pricing of its products. Further, the Company uses motor vehicle accident reporting agencies to verify accident history information included in applications.

The Company utilizes many factors in determining its rates. Some of the characteristics used are type, age and location of the vehicle, number of vehicles per policyholder, number and type of convictions or accidents, limits of liability, deductibles, and, where allowed by law, age, sex and marital status of the insured. The rate approval process varies from state to state; some states, such as Indiana, Colorado, Kentucky and Missouri, allow filing and use of rates, while others, such as Florida, Arkansas and California, require approval of the insurance department prior to the use of the rates.

The Company has begun to integrate its automated underwriting process with the functions performed by its agency force. For example, the Company has recently introduced a rating software package for use by agents in some states. In many instances, this software package, combined with agent access to the automated retrieval of motor vehicle reports, ensures accurate underwriting and pricing at the point of sale. The Company believes the automated rating and underwriting system provides a significant competitive advantage because it (i) improves efficiencies for the agent and the Company, further linking the agent to the Company, (ii) makes more accurate and consistent underwriting decisions possible, and (iii) can be changed easily to reflect new rates and underwriting guidelines.

Underwriting results of insurance companies are frequently measured by their combined ratios. However, investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are generally considered profitable when the combined ratio is under 100% and unprofitable when the combined ratio is over 100%. The following table sets forth loss and LAE ratios, underwriting expense ratios and combined ratios for the periods indicated for the nonstandard automobile insurance business of the Company and Superior individually and on a combined basis.
The ratios shown in the table below are computed based upon GAAP, not SAP.

Symons International Group, Inc.
For The Years Ended December 31,
(In Thousands)
                          Company                             Superior
                   1994    1995    1996                1994    1995    1996


Loss Ratio         62.3%   65.8%   61.8%                72.3%   64.2%   66.1%
LAE Ratio           9.8%    8.0%    8.6%                 9.6%    9.9%    9.5%
Underwriting
  Expense Ratio    34.3%   37.5%   33.3%               34.5%    33.5%   23.9%
Combined Ratio    106.4%  111.3%  103.7%              116.4%   107.6%   99.5%


Symons International Group, Inc.
and Superior Insurance Company (Combined) (1)
For The Years Ended December 31,
(In Thousands)
                                 1994            1995            1996

Loss Ratio                       70.5%           64.6%           65.1%
LAE Ratio                         9.6%            9.4%            8.6%
Underwriting Expense Ratio       34.5%           34.8%           27.7%
Combined Ratio                  114.6%          108.8%          101.4%

(1) These ratios have not been computed on a pro-forma basis but rather have been derived by adding the premiums, expenses, losses and LAE of each of the Company and Superior after April 30, 1996.

In an effort to maintain and improve
underwriting profits, the territorialmanagers regularly monitor loss ratios of the agencies in their regions and meet periodically with the agencies in order to address any adverse trends in loss ratios.

Claims

The Company's nonstandard automobile claims department handles claims on a regional basis from its Indianapolis, Indiana, Atlanta, Georgia, Tampa, Florida and Anaheim, California locations. Management believes that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower LAE and improved customer service. The Company generally retains independent appraisers and adjusters on an as needed basis for estimation of physical damage claims and limited elements of investigation. The Company uses the Audapoint, Audatex and Certified Collateral Corporation computer programs to verify, through a central database, the cost to repair a vehicle and to eliminate duplicate or "overlap" costs from body shops. Autotrak, which is a national database of vehicles, allows the Company to locate vehicles nearly identical in model, color and mileage to the vehicle damaged in an accident, thereby reducing the frequency of disagreements with claimants as to the replacement value of damaged vehicles. In 1995, the Company implemented new claims handling procedures designed to reduce the number of pending claims.

Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. All claims-related litigation is monitored by a home office supervisor or litigation manager. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims, adequate reserving for claims and controlling claims adjustment expenses.

Reinsurance

The Company follows the customary industry practice of reinsuring a portion of its risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce the Company's exposure on large individual risks and to provide protection against large losses, including catastrophic losses. Although reinsurance does not legally discharge the ceding insurer from its primary obligation to pay the full amount of losses incurred under policies reinsured, it does render the reinsurer liable to the insurer to the extent provided by the terms of the reinsurance treaty. As part of its internal procedures, the Company evaluates the financial condition of each prospective reinsurer before it cedes business to that carrier. Based on the Company's review of its reinsurers' financial health and reputation in the insurance marketplace, the Company believes its reinsurers are financially sound and that they therefore can meet their obligations to the Company under the terms of the reinsurance treaties. Reserves for uncollectible reinsurance are provided as deemed necessary.

In 1995, Pafco maintained a 25% quota share reinsurance treaty on its nonstandard automobile insurance business, as well as an excess of loss treaty covering 100% of losses on an individual occurrence basis in excess of $200,000 up to a maximum of $1,050,000. As of January 1, 1996, Pafco has terminated all third party quota share reinsurance with respect to its nonstandard automobile insurance business. Pafco has entered into a quota share reinsurance agreement with Superior whereby Pafco shall cede 100% of its gross premiums written on or after May 1, 1996 that are in excess of three times outstanding capital and surplus. See "Certain Relationships and Related Transactions - Reinsurance Arrangements". In 1996, Pafco continues to maintain an excess of loss treaty on its nonstandard automobile insurance business covering 100% of losses on an individual occurrence basis in excess of $200,000 up to a maximum of $1,050,000. Of such reinsurers, those having A.M. Best ratings of A or better provided 83% of such coverage. The following table provides information with respect to material third party reinsurers on the foregoing Pafco nonstandard automobile reinsurance treaties:

Symons International Group, Inc.
For The Year Ended December 31, 1996
(In Thousands)

  Reinsurers                    A.M. Best Rating   Reinsurance Recoverables(1)

  Chartwell Reinsurance
  Company                             A(2)                 $  290

  Constitution Reinsurance
  Corporation                         A+(3)                $1,210


(1) Only recoverables greater than $200,000 are shown. Total nonstandard automobile reinsurance recoverables as of December 31, 1996 were approximately $2,565.
(2) An A.M. Best rating of "A" is the third highest of 15 ratings.
(3) An A.M. Best rating of "A+" is the second highest of 15 ratings.

In 1995, Superior maintained both automobile casualty and property catastrophe excess reinsurance. Superior's casualty excess of loss treaties covered losses in excess of $100,000 up to a maximum of $2 million. Superior's first casualty excess layer contained limits of $200,000 excess of $100,000, its second casualty excess layer contained limits of $700,000 excess of $300,000 and its third casualty excess layer had a limit of $1 million excess of $1 million. Superior's first layer of property catastrophe excess reinsurance covered 95% of $500,000 excess of $500,000 with an annual limit of $1 million and its second layer of property catastrophe excess reinsurance covered 95% of $2 million excess of $1 million with an annual limit of $4 million. In 1996, Superior maintained the same levels of coverage, except as follows: (i) as to its third casualty excess layer, the limit was increased to $4 million, and
(ii) Superior added a third layer of property catastrophe excess reinsurance covering 95% of $2 million excess of $3 million with an annual limit of $4 million. Superior has had no quota share reinsurance on its nonstandard automobile business in either 1995 or 1996.

In 1995, Superior placed all of its reinsurance with Prudential Reinsurance Company (now Everest Reinsurance Company). In 1996, Superior placed all of its reinsurance with Everest Reinsurance Company, except for its third layer casualty excess of loss treaty, which was placed as follows: Zurich Reinsurance Centre, Inc., 50%; Skandia America Reinsurance Corporation, 15%; Transatlantic Reinsurance Company, 15%; SOREMA North American Reinsurance Company, 10%; and Winterthur Reinsurance Corporation of America, 10%. The foregoing reinsurers have the following A.M. Best ratings: Everest Reinsurance Company - "A"; Skandia America Reinsurance Corporation - "A-" (the fourth highest of 15 ratings); SOREMA North American Reinsurance Company - "A-"; Transatlantic Reinsurance Company - "A+"; Winterthur Reinsurance Company of America - "A"; and Zurich Reinsurance Centre, Inc. - "A". For the year ended December 31, 1996, Superior had $737,000 of ceded premiums to unaffiliated reinsurers.

On April 29, 1996, Pafco retroactively ceded all of its commercial business relating to 1995 and previous years to Granite Reinsurance Company Ltd. ("Granite Re"), an affiliate, with an effective date of January 1, 1996. On this date, Pafco also entered into a 100% quota share reinsurance Agreement with Granite Re, whereby all of Pafco's commercial business from 1996 and forward was ceded to Granite Re effective January 1, 1996. Pafco has a reinsurance recoverable at December 31, 1996 from Granite Re for $9,230,000, of which $770,000 is uncollateralized.

Neither Pafco nor Superior has any facultative reinsurance with respect to its nonstandard automobile insurance business.

Competition

The Company competes with both large national writers and smaller regional companies in each state in which it operates. The Company's competitors include other companies which, like the Company, serve the agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and, potentially, reduced acquisition costs. The Company's primary competitors are Progressive Casualty Insurance Company, Guaranty National Insurance Company, Integon Corporation Group, Deerbrook Insurance Company (a member of the Allstate Insurance Group) and the companies of the American Financial Group. Generally, these competitors are larger and have greater financial resources than the Company. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to match such price decreases, choosing instead to compete on the basis of underwriting criteria and superior service to its agents and insureds.

Crop Insurance

Industry Background

The two principal components of the Company's crop insurance business are MPCI and private named peril, primarily crop hail insurance. Crop insurance is purchased by farmers to reduce the risk of crop loss from adverse weather and other uncontrollable events. Farms are subject to drought, floods and other natural disasters that can cause widespread crop losses and, in severe cases, force farmers out of business. Because many farmers rely on credit to finance their purchases of such agricultural inputs as seed, fertilizer, machinery and fuel, the loss of a crop to a natural disaster can reduce their ability to repay these loans and to find sources of funding for the following year's operating expenses.

MPCI was initiated by the federal government in the 1930s to help protect farmers against loss of their crops as a result of drought, floods and other natural disasters. In addition to MPCI, farmers whose crops are lost as a result of natural disasters have, in the past, sometimes been supported by the federal government in the form of ad hoc relief bills providing low interest agricultural loans and direct payments. Prior to 1980, MPCI was available only on major crops in major producing areas. In 1980, Congress expanded the scope and coverage of the MPCI program. In addition, the delivery system for MPCI was expanded to permit private insurance companies and licensed agents and brokers to sell MPCI policies, and the FCIC was authorized to reimburse participating companies for their administrative expenses and to provide federal reinsurance for the majority of the risk assumed by such private companies.

Although expansion of the federal crop insurance program in 1980 was expected to make crop insurance the farmer's primary risk management tool, participation in the MPCI program was only 32% of eligible acreage in the 1993 crop year. Due in part to low participation in the MPCI program, Congress provided an average of $1.5 billion per year in ad hoc disaster payments over the six years prior to 1994. In view of the combination of low participation rates in the MPCI program and large federal payments on both crop insurance (with an average loss ratio of 147%) and ad hoc disaster payments since 1980, Congress has, since 1990, considered major reform of its crop insurance and disaster assistance policies. The Federal Crop Insurance Reform Act of 1994 (the "1994 Reform Act") was enacted in order to increase participation in the MPCI program and eliminate the need for ad hoc federal disaster relief payments to farmers.

The 1994 Reform Act required farmers for the first time to purchase at least CAT Coverage (i.e., the minimum available level of MPCI providing coverage for 50% of farmers' historic yield at 60% of the price per unit for such crop set by the FCIC) in order to be eligible for other federally sponsored farm benefits, including, but not limited to, low interest loans and crop price supports. The 1994 Reform Act also authorized the marketing and selling of CAT Coverage by the local United States Department of Agriculture ("USDA") offices.

The Federal Agriculture Improvement and Reform Act of 1996 ("the 1996 Reform Act"), signed into law by President Clinton in April, 1996, limits the role of the USDA offices in the delivery of MPCI coverage beginning in July, 1996, which is the commencement of the 1997 crop year, and also eliminates the linkage between CAT Coverage and qualification for certain federal farm program benefits. This limitation should provide the Company with the opportunity to realize increased revenues from the distribution and servicing of its MPCI product. In accordance with the 1996 Reform Act, the USDA announced in July, 1996, the following 14 states in which CAT Coverage will no longer be available through USDA offices but rather will be solely available through private agencies: Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Montana, Nebraska, North Carolina, North Dakota, South Dakota, Washington and Wyoming. The FCIC has transferred to the Company approximately 8,900 insureds for CAT Coverage who previously purchased such coverage from USDA field offices. The Company believes that any future potential negative impact of the delinkage mandated by the 1996 Reform Act will be mitigated by, among other factors, the likelihood that farmers will continue to purchase MPCI to provide basic protection against natural disasters since ad hoc federal disaster relief programs have been reduced or eliminated. In addition, the Company believes that (i) lending institutions will likely continue to require this coverage as a condition to crop lending, and (ii) many of the farmers who entered the MPCI program as a result of the 1994 Reform Act have come to appreciate the reasonable price of the protection afforded by CAT Coverage and will remain with the program regardless of delinkage. There can, however, be no assurance as to the ultimate effect which the 1996 Reform Act may have on the business or operations of the Company.

Strategy

The Company has multiple strategies for its crop insurance operations, including the following:

1. The Company will seek to enhance underwriting profits and reduce the volatility of its crop insurance business through geographic diversification and the appropriate allocation of risks among the federal reinsurance pools and the effective use of federal and third-party catastrophic reinsurance arrangements.

2. The Company also limits the risks associated with crop insurance through selective underwriting of crops based on its historical loss experience data base.

3. The Company continues to develop and maintain a proprietary knowledge-based underwriting system which utilizes a database of Company-specific underwriting rules.

4. The Company has further strengthened its independent agency network by using technology to provide fast, efficient service to its agencies and providing application documentation designed for simplicity and convenience.

5. Unlike many of its competitors, the Company employs a number of full time claims adjusters in order to reduce the losses experienced by IGF.

6. The Company stops selling its crop hail policies after the date on which the plant growth emerges from the ground in order to prevent farmers from adversely selecting against IGF when a storm is forecast or hail damage has already occurred.

7. The Company continues to explore growth opportunities and product diversification through new specialty coverages, including Crop Revenue Coverage and named peril insurance.

8. The Company continues to explore new opportunities for advances in administrative efficiencies and product underwriting presented by advances in Precision Farming software, Global Positioning System (GPS) software and Geographical Information System (GIS) technology, all of which continue to be adopted by insureds in their farming practices.

Products

Description of MPCI Insurance Program

MPCI is a federally-subsidized program which is designed to provide participating farmers who suffer insured crop damage with funds needed to continue operating and plant crops for the next growing season. All of the material terms of the MPCI program and of the participation of private insurers, such as the Company, in the program are set by the FCIC under applicable law. MPCI provides coverage for insured crops against substantially all natural perils. Purchasing an MPCI policy permits a farmer to insure against the risk that his crop yield for any growing season will be less than 50% to 75% (as selected by the farmer at the time of policy application or renewal) of his historic crop yield. If a farmer's crop yield for the year is greater than the yield coverage he selected, no payment is made to the farmer under the MPCI program. However, if a farmer's crop yield for the year is less than the yield coverage selected, MPCI entitles the farmer to a payment equal to the yield shortfall multiplied by 60% to 100% of the price for such crop (as selected by the farmer at the time of policy application or renewal) for that season as set by the FCIC.

In order to encourage farmers to participate in the MPCI program and thereby reduce dependence on traditional disaster relief measures, the 1994 Reform Act established CAT Coverage as a new minimum level of MPCI coverage, which farmers may purchase upon payment of a fixed administrative fee of $50 per policy instead of any premium. CAT Coverage insures 50% of historic crop yield at 60% of the FCIC-set crop price for the applicable commodities standard unit of measure, i.e., bushel, pound, etc. CAT Coverage can be obtained from private insurers such as the Company or, in certain states, from USDA field offices.

In addition to CAT Coverage, MPCI policies that provide a greater level of protection than the CAT Coverage level are also offered ("Buy-up Coverage"). Most farmers purchasing MPCI have historically purchased at Buy-up Coverage levels, with the most frequently sold policy providing coverage for 65% of historic crop yield at 100% of the FCIC-set crop price per bushel. Buy-up Coverages require payment of a premium in an amount determined by a formula set by the FCIC. Buy-up Coverage can only be purchased from private insurers. The Company focuses its marketing efforts on Buy-up Coverages, which have higher premiums and which the Company believes will continue to appeal to farmers who desire, or whose lenders encourage or require, revenue protection.

The number of MPCI Buy-up policies written has historically tended to increase after a year in which a major natural disaster adversely affecting crops occurs, and to decrease following a year in which favorable weather conditions prevail.

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

The Company's share of profit or loss on the MPCI business it writes is determined under a complex profit sharing formula established by the FCIC. Under this formula, the primary factors that determine the Company's MPCI profit or loss share are (i) the gross premiums the Company is credited with having written; (ii) the amount of such credited premiums retained by the Company after ceding premiums to certain federal reinsurance pools; and (iii) the loss experience of the Company's insureds. The following discussion provides more detail about the implementation of this profit sharing formula.

Gross Premiums

For each year, the FCIC sets the formulas for determining premiums for different levels of Buy-up Coverage. Premiums are based on the type of crop, acreage planted, farm location, price per bushel for the insured crop as set by the FCIC for that year, and other factors. The federal government will generally subsidize a portion of the total premium set by the FCIC and require farmers to pay the remainder. Cash premiums are received by the Company from farmers only after the end of a growing season and are then promptly remitted to the federal government. Although applicable federal subsidies change from year to year, such subsidies will range up to approximately 40% of the Buy-up Coverage premium for 1996 depending on the crop insured and the level of Buy-up Coverage purchased, if any. Federal premium subsidies are recorded on the Company's behalf by the government. For purposes of the profit sharing formula, the Company is credited with having written the full amount of premiums paid by farmers for Buy-up Coverages, plus the amount of any related federal premium subsidies (such total amount, its "MPCI Premium").

As previously noted, farmers pay an administrative fee of $50 per policy but are not required to pay any premium for CAT Coverage. However, for purposes of the profit sharing formula, the Company is credited with an imputed premium (its "MPCI Imputed Premium") for all CAT Coverages it sells. The amount of such MPCI Imputed Premium credited is determined by formula. In general, such MPCI Imputed Premium will be less than 50% of the premium that would be payable for a Buy-up Coverage policy that insured 65% of historic crop yield at 100% of the FCIC-set crop price per standard unit of measure for the commodity, historically the most frequently sold Buy-up Coverage. For income statement purposes under GAAP, the Company's gross premiums written for MPCI consist only of its MPCI Premiums and do not include MPCI Imputed Premiums.

Reinsurance Pools

Under the MPCI program, the Company must allocate its MPCI Premium or MPCI Imputed Premium in respect of a farm to one of three federal reinsurance pools, at its discretion. These pools provide private insurers with different levels of reinsurance protection from the FCIC on the business they have written. For insured farms allocated to the "Commercial Pool", the Company, at its election, generally retains 50% to 100% of the risk and the FCIC assumes 0% - 50% of the risk; for those allocated to the "Developmental Pool", the Company generally retains 35% of the risk and the FCIC assumes 65%; and for those allocated to the "Assigned Risk Pool", the Company retains 20% of the risk and the FCIC assumes 80%. The MPCI Retention is protected by private third party stop loss treaties.

Although the Company in general must agree to insure any eligible farm, it is not restricted in its decision to allocate a risk to any of the three pools, subject to a minimum aggregate retention of 35% of its MPCI Premiums and MPCI Imputed Premiums written. The Company uses a sophisticated methodology derived from a comprehensive historical data base to allocate MPCI risks to the federal reinsurance pools in an effort to enhance the underwriting profits realized from this business. The Company has crop yield history information with respect to over 100,000 farms in the United States. Generally, farms or crops which, based on historical experience, location and other factors, appear to have a favorable net loss ratio and to be less likely to suffer an insured loss, are placed in the Commercial Pool. Farms or crops which appear to be more likely to suffer a loss are placed in the Developmental Pool or Assigned Risk Pool. The Company has historically allocated the bulk of its insured risks to the Commercial Pool.

The Company's share of profit or loss depends on the aggregate amount of MPCI Premium and MPCI Imputed Premium on which the Company retains risk after allocating farms to the foregoing pools (its "MPCI Retention"). As previously described, the Company purchases reinsurance from third parties other than the FCIC to further reduce its MPCI loss exposure.

Loss Experience of Insureds

Under the MPCI program the Company pays losses to farmers through a federally funded escrow account as they are incurred during the growing season. The Company requests funding of the escrow account when a claim is settled, and the escrow account is funded by the federal government within three business days. After a growing season ends, the aggregate loss experience of the Company's insureds in each state for risks allocated to each of the three reinsurance pools is determined. If, for all risks allocated to a particular pool in a particular state, the Company's share of losses incurred is less than its aggregate MPCI Retention, the Company shares in the gross amount of such profit according to a schedule set by the FCIC for each year. The profit and loss sharing percentages are different for risks allocated to each of the three reinsurance pools, and private insurers will receive or pay the greatest percentage of profit or loss for risks allocated to the Commercial Pool.

The percentage split between private insurers and the federal government of any profit or loss which emerges from an MPCI Retention is set by the FCIC and generally is adjusted from year to year. For 1995, 1996 and 1997 crop years, the FCIC increased the maximum potential profit share of private insurers for risks allocated to the Commercial Pool above the maximum potential profit share set for 1994, without increasing the maximum potential share of loss for risks allocated to that pool for 1995. This change increased the potential profitability of risks allocated to the Commercial Pool by private insurers.

The following table presents MPCI Premiums, MPCI Imputed Premiums, and underwriting gains or losses of IGF for the periods indicated:

Symons International Group, Inc.
For The Years Ended December 31,
(In Thousands)
                                 1994            1995            1996

MPCI Premiums                    $44,325         $53,408         $82,102
MPCI Imputed Premiums              2,171          19,552          29,744

Gross Underwriting Gain            4,344          10,870          15,801

Net Private Third-Party
Reinsurance Expense
And Other                         (1,087)         (1,217)         (3,524)

Net Underwriting Gain              3,257           9,653          12,277


MPCI Fees and Reimbursement Payments

The Company receives Buy-up Expense Reimbursement Payments from the FCIC for writing and administering Buy-up Coverage policies. These payments provide funds to compensate the Company for its expenses, including agents' commissions and the costs of administering policies and adjusting claims. In 1994, the Buy-up Expense Reimbursement Payments were set at 31% of the MPCI Premium. In 1995 and 1996, this payment has also been set at 31% of the MPCI Premium, but it is scheduled to be reduced to 29% in 1997, 28% in 1998, and 27.5% in 1999. Although the 1994 Reform Act directs the FCIC to alter program procedures and administrative requirements so that the administrative and operating costs of private insurance companies participating in the MPCI program will be reduced in an amount that corresponds to the reduction in the expense reimbursement rate, there can be no assurance that the Company's actual costs will not exceed the expense reimbursement rate.

Farmers are required to pay a fixed administrative fee of $50 per policy in order to obtain CAT Coverage. This fee is retained by the Company to defray the cost of administration and policy acquisition. The Company also receives, from the FCIC, a separate CAT LAE Reimbursement Payment equal to approximately 13.0% of MPCI Imputed Premiums in respect of each CAT Coverage policy it writes and a small MPCI Excess LAE Reimbursement Payment. In general, fees and payments received by the Company in respect of CAT Coverage are significantly lower than those received for Buy-up Coverage.

In addition to premium revenues, the Company received the following fees and commissions from its crop insurance segment for the periods indicated:

Symons International Group, Inc.
For The Years Ended December 31,
(In Thousands)
                                 1994            1995            1996

CAT Coverage Fees              $    74           $ 1,298         $ 1,181

Buy-up Expense Reimbursement
Payments                        13,845            16,366          24,971

CAT LAE Reimbursement
Payments and MPCI Excess
LAE Reimbursement Payments         107             3,427           5,753

Total                          $14,026           $21,091         $31,905

Crop Revenue Coverage

The Company has recently introduced a new product in its crop insurance business called Crop Revenue Coverage ("CRC"). In contrast to standard
MPCI coverage, which features a yield guarantee or coverage for the loss of production, CRC provides the insured with a guaranteed revenue stream by combining both yield and price variability protection. CRC protects against a grower's loss of revenue resulting from fluctuating crop prices and/or low yields by providing coverage when any combination of crop yield and price results in revenue that is less than the revenue guarantee provided by the policy. CRC was approved by the FCIC as a pilot program for revenue insurance coverage plans for the 1996 crop year, and has been available for corn and soybeans in all counties in Iowa and Nebraska beginning with such crop year. CRC policies represent approximately 30% of the combined corn policies written by IGF in Iowa and Nebraska for the 1996 crop year. In July, 1996, the FCIC announced that CRC will be made available in the fall of 1996 for winter wheat in the entire states of Kansas, Michigan, Nebraska, South Dakota, Texas and Washington and in parts of Montana.

Revenue insurance coverage plans such as CRC are the result of the 1994 Reform Act, which directed the FCIC to develop a pilot crop insurance program providing coverage against loss of gross income as a result of reduced yield and/or price. CRC was developed by a private insurance company other than the Company under the auspices of this pilot program, which authorizes private companies to design alternative revenue coverage plans and to submit them for review, approval and endorsement by the FCIC. As a result, although CRC is administered and reinsured by the FCIC and risks are allocated to the federal reinsurance pools, CRC remains partially influenced by the private sector, particularly with respect to changes in its rating structure.

CRC plans to use the policy terms and conditions of the Actual Production History ("APH") plan of MPCI as the basic provisions for coverage. The APH provides the yield component by utilizing the insured's historic yield records. The CRC revenue guarantee is the producer's approved APH times the coverage level, times the higher of the spring futures price or harvest futures price (in each case, for post-harvest delivery) of the insured crop for each unit of farmland. The coverage levels and exclusions in a CRC policy are similar to those in a standard MPCI policy. As with MPCI policies, the Company receives from the FCIC an expense reimbursement payment equal to 31% of gross premiums written in respect of each CRC policy it writes. See " -
MPCI Fees and Reimbursement Payments".   This expense reimbursement payment is
scheduled to be reduced to 29% in 1997, 28% in 1998 and 27.5% in 1999.

CRC protects revenues by extending crop insurance protection based on APH to include price as well as yield variability. Unlike MPCI, in which the crop price component of the coverage is set by the FCIC prior to the growing season and generally does not reflect actual crop prices, CRC uses the commodity futures market as the basis for its pricing component. Pricing occurs twice in the CRC plan. The spring futures price is used to establish the initial policy revenue guarantee and premium, and the harvest futures price is used to establish the crop value to count against the revenue guarantee and to recompute the revenue guarantee (and resulting indemnity payments) when the harvest price is higher than the spring price.

The industry (including the Company) and the FCIC are reviewing the current rating structure supporting the CRC product. The Company is studying this issue and other factors as part of its MPCI underwriting and risk allocation plan, although the Company currently expects to offer CRC in the regions where it can be sold for winter wheat in 1996 because of high interest in the product among farmers. Based on crop performance to date in the regions where it has written CRC for spring planted crops, the Company does not believe that any potential underpricing of CRC policies it has written for such crops will adversely affect its results of operations.

Crop Hail

In addition to MPCI, the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and which involves no federal participation, as well as its proprietary HAILPLUS product which combines the application and underwriting process for MPCI and
hail coverages.  The HAILPLUS   product tends to produce less volatile loss
ratios than the stand alone product since the combined product generally insures a greater number of acres, thereby spreading the risk of damage over a larger insured area. Approximately 50% of IGF's hail policies are written in combination with MPCI. Although both crop hail and MPCI provide insurance against hail damage, under crop hail coverages farmers can receive payments for hail damage which would not be severe enough to require a payment under an MPCI policy. The Company believes that offering crop hail insurance enables it to sell more MPCI policies than it otherwise would.

Named Peril

In addition to crop hail insurance, the Company also sells a small volume of insurance against crop damage from other specific named perils. These products cover specific crops, including hybrid seed corn, cranberries, cotton, tomatoes and onions, and are generally written on terms that are specific to the kind of crop and farming practice involved and the amount of actuarial data available. The Company plans to seek potential growth opportunities in this niche market by developing basic policies on a diverse number of named crops grown in a variety of geographic areas, and to offer these polices primarily to large producers through certain select agents. The Company's experienced product development team will develop the underwriting criteria and actuarial rates for the named peril coverages. As with the Company's other crop insurance products, loss adjustment procedures for named peril policies are handled by full-time professional claims adjusters who have specific agronomy training with respect to the crop and farming practice involved in the coverage.

Third Party Reinsurance In Effect For 1996

In order to reduce the Company's potential loss exposure under the MPCI program, the Company purchases stop loss reinsurance from other private insurers in addition to reinsurance obtained from the FCIC. In addition, since the FCIC and state regulatory authorities require IGF to limit its aggregate writings of MPCI Premiums and MPCI Imputed Premiums to no more than 900% of capital, and retain a net loss exposure of not in excess of 50% of capital, IGF may also obtain reinsurance from private insurers in order to permit it to increase its premium writings. Such private reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop loss coverage. For crop hail insurance, the Company has in effect quota share reinsurance of 10% of premiums, although the reinsurer is only liable to participate in losses of the Company up to a 150% pure loss ratio. The Company also has stop loss treaties for its crop hail business which reinsure approximately 45% of losses in excess of an 80% pure loss ratio up to a 100% pure loss ratio and 95% of losses in excess of a 100% pure loss ratio up to a 140% pure loss ratio. With respect to its MPCI business, the Company has stop loss treaties which reinsure 93.75% of the underwriting losses experienced by the Company to the extent that aggregate losses of its insureds nationwide are in excess of 100% of the Company's MPCI Retention up to 125% of MPCI Retention. The Company also has an additional layer of MPCI stop loss reinsurance which covers 95% of the underwriting losses experienced by the Company to the extent that aggregate losses of its insureds nationwide are in excess of 125% of MPCI Retention up to 150% of MPCI Retention.

Based on a review of the reinsurers' financial health and reputation in the insurance marketplace, the Company believes that the reinsurers for its crop insurance business are financially sound and that they therefore can meet their obligations to the Company under the terms of the reinsurance treaties. Reserves for uncollectible reinsurance are provided as deemed necessary. The following table provides information with respect to all reinsurers on the aforementioned IGF reinsurance agreements:

Symons International Group, Inc.
For The Year Ended December 31, 1996
(In Thousands)

Reinsurers                    A.M. Best Rating         Ceded Premiums
Folksam International
Insurance Co. Ltd.            A-(2)                    $  587

Frankona
Ruckversicherungs AG          A(3)                     $  400

Granite Re                    NR(4)                    $1,609

Insurance Corporation
Of Hannover                   A-                       $1,159

Liberty Mutual Insurance
Co. (UK) Ltd                  A                        $  364

Partner Reinsurance
Company Ltd.                  A                        $1,587

R & V Versicherung AG         NR(5)                    $  852

Scandinavian Reinsurance
Company Ltd.                  A+(6)                    $1,393

(1)  For the year ended December 31, 1996, total ceded premiums were $86,393.
(2)  An A.M. Best rating of "A-" is the fourth highest of 15 ratings.
(3)  An A.M. Best rating of "A" is the third highest of 15 ratings.
(4) Granite Re, an affiliate of the Company, is an insurer domiciled in Barbados which has never applied for or requested such a rating.
(5) R + V Versicherung AG is an insurer domiciled outside of the United States and, as such, does not have a rating from A.M. Best.
(6)  An A.M. Best rating of "A+" is the second highest of 15 ratings.

Marketing; Distribution Network

IGF markets its products to the owners and operators of farms in 31 states through approximately 2,500 agents associated with approximately 1,200 independent insurance agencies, with its primary geographic concentration in the states of Iowa, Texas, Illinois, Kansas and Minnesota. The Company has, however, begun to diversify outside of the Midwest and Texas in order to reduce the risk associated with geographic concentration. IGF is licensed in 20 states and markets its products in additional states through a fronting agreement with a third party insurance company. IGF has a stable agency base and it experienced negligible turnover in its agencies in 1996. Through its agencies, IGF targets farmers with an acreage base of at least 1,000 acres. Such larger farms typically have a lower risk exposure since they tend to utilize better farming practices and to have noncontiguous acreage, thereby making it less likely that the entire farm will be affected by a particular occurrence. Many farmers with large farms tend to buy or rent acreage which is increasingly distant from the central farm location. Accordingly, the likelihood of a major storm (wind, rain or hail) or a freeze affecting all of a particular farmer's acreage decreases.

The following table presents MPCI Premiums written by IGF by state for the years ended December 31, 1994, 1995 and 1996.

Symons International Group, Inc.
For The Years Ended December 31,
(In Thousands)

                                 1994            1995            1996

State
Texas                            $ 6,751         $11,075         $12,361
Iowa                               8,506           9,296          15,205
Illinois                           7,302           7,305          11,228
Kansas                             2,003           3,476           5,249
Minnesota                          1,965           2,026           2,244
Nebraska                           1,536           1,992           3,206
Indiana                            1,486           1,875           3,870
Colorado                           1,526           1,771           3,334
Missouri                           1,785           1,718           2,427
North Dakota                       1,153           1,638           2,796
All Other                         10,312          11,236          20,182
Total                            $44,325         $53,408         $82,102

The following table presents gross premiums written by IGF by state for crop hail coverages for the years ended December 31, 1994, 1995 and 1996.

Symons International Group, Inc.
For The Years Ended December 31,
(In Thousands)

                              1994            1995            1996

State
Iowa                          $ 3,954         $ 4,667         $ 6,590
Minnesota                         318           2,162           2,300
Colorado                          964           1,775           1,651
Nebraska                        1,022           1,477           1,567
Montana                           239           1,355           5,632
North Dakota                    1,087           1,283           2,294
Kansas                            765             846             661
South Dakota                      124             756           1,457
Wisconsin                         315             458             370
Mississippi                       277             400             482
All Other                       1,065           1,787           4,953
Total                         $10,130         $16,966         $27,957


The Company seeks to maintain and develop its agency relationships by providing agencies with faster, more efficient service as well as marketing support. IGF owns an IBM AS400 along with all peripheral and networking equipment and has developed its own proprietary software package, Aplus, which allows agencies to quote and examine various levels of coverage on their own personal computers. The Company has seven regional managers who are responsible for the Company's field operations within an assigned geographic territory, including maintaining and enhancing relationships with agencies in those territories. IGF also uses application documentation which is designed for simplicity and convenience. The Company believes that IGF is the only crop insurer which has created a single application for MPCI and hail coverage.

IGF generally compensates its agents based on a percentage of premiums produced and, in the case of CAT Coverage and crop hail insurance, a percentage of underwriting gain realized with respect to business produced. This compensation structure is designed to encourage agents to place profitable business with IGF (which tends to be insurance coverages for larger farms with respect to which the risk of loss is spread over larger, frequently noncontiguous insured areas).

Underwriting Management

Because of the highly regulated nature of the MPCI program and the fact that rates are established by the FCIC, the primary underwriting functions performed by the Company's personnel with respect to MPCI coverage are (i) selecting of marketing territories for MPCI based on the type of crops being grown in the area, typical weather patterns and loss experience of both agencies and farmers within a particular area, (ii) recruiting agencies within those marketing territories which service larger farms and other more desirable risks, and (iii) ensuring that policies are underwritten in accordance with the FCIC rules.

With respect to its hail coverage, IGF seeks to minimize its underwriting losses by maintaining an adequate geographic spread of risk by rate group.
In addition, IGF establishes sales closing dates after which hail policies will not be sold. These dates are dependent on planting schedules, vary by geographic location and range from May 15 in Texas to July 15 in North Dakota. Prior to these dates, crops are either seeds in the ground or young growth newly emerged from the ground and hail damage to crops in either of these stages of growth is minimal. The cut-off dates prevent farmers from adversely selecting against IGF by waiting to purchase hail coverage until a storm is forecast or damage has occurred. For its hail coverage, IGF also sets limits by policy ($400,000 each) and by township ($2.0 million per township). The Company also uses a daily report entitled "Severe Weather Digest" which shows the time and geographic location of all extraordinary weather events to check incoming policy applications against possible previous damage.

Claims/Loss Adjustments

In contrast to most of its competitors who retain independent adjusters on a part-time basis for loss adjusting services, IGF employs full-time professional claims adjusters who are agronomy trained as well as part-time adjusters. Management believes that the professionalism of the IGF full-time claims staff coupled with their exclusive commitment to IGF helps to ensure that claims are handled in a manner so as to reduce overpayment of losses experienced by IGF. The adjusters are located throughout IGF's marketing territories. In order to promote a rapid claims response, the Company has deployed several small four wheel drive vehicles for use by its adjusters.
The adjusters report to a field service representative in their territory who manages adjusters' assignments, assures that all preliminary estimates for loss reserves are accurately reported and assists in loss adjustment. Within 72 hours of reported damage, a loss notice is reviewed by an IGF service office claims manager and a preliminary loss reserve is determined which is based on the representative's and/or adjuster's knowledge of the area or the particular storm which caused the loss. Generally, within approximately two weeks, hail and MPCI claims are examined and reviewed on site by an adjuster and the insured signs a proof of loss form containing a final release. As part of the adjustment process, IGF's adjusters use Global Positioning System Units, which are hand held devices using navigation satellites to determine the precise location where a claimed loss has occurred. IGF has a team of catastrophic claims specialists who are available on 48 hours notice to travel to any of IGF's six regional service offices to assist in heavy claim work load situations.

Competition

The crop insurance industry is highly competitive. The Company competes against other private companies and, with respect to CAT Coverage, USDA field service offices in certain areas. However, under the 1996 Reform Act, effective for the 1997 crop year, USDA field service offices may offer CAT Coverage in a state only if the Secretary of Agriculture determines that there is an insufficient number of approved insurance providers operating in the state to provide CAT Coverage to producers adequately.

Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against such competitors in the future. The Company competes on the basis of the commissions paid to agents, the speed with which claims are paid, the quality and extent of services offered, the reputation and experience of its agency network and, in the case of private insurance, policy rates. Because the FCIC establishes the rates that may be offered for MPCI policies, the Company believes that quality of service and level of commissions offered to agents are the principal factors on which it competes in the area of MPCI. The Company believes that the crop hail and other named peril crop insurance industry is extremely rate-sensitive and the ability to offer competitive rate structures to agents is a critical factor in the agent's ability to write crop hail and other named peril premiums. Because of the varying state laws regarding the ability of agents to write crop hail and other named peril premiums prior to completion of rate and form filings (and, in some cases, state approval of such filings), a company may not be able to write its expected premium volume if its rates are not competitive.

The crop insurance industry has become increasingly consolidated. From the 1985 crop year to the 1996 crop year, the number of insurance companies having agreements with the FCIC to sell and service MPCI policies has declined from 50 to 16. The Company believes that IGF is the fifth largest MPCI crop insurer in the U.S. based on premium information compiled in 1995 by the FCIC and NCIS. The Company's primary competitors are Rain & Hail Insurance
Service, Inc. (affiliated with Cigna Insurance Company), Rural Community Insurance Services, Inc. (which is owned by Norwest Corporation), American Growers Insurance Company (Redland), Crop Growers Insurance, Inc., Great American Insurance Company, Blakely Crop Hail (an affiliate of Farmers
Alliance Mutual Insurance Company) and North Central Crop Insurance, Inc.
The Company believes that in order to compete successfully in the crop insurance business it will have to market and service a volume of premiums sufficiently large to enable the Company to continue to realize operating efficiencies in conducting its business. No assurance can be given that the Company will be able to compete successfully if this market further consolidates.

Reserves for Losses and Loss Adjustment Expenses

Loss reserves are estimates, established at a given point in time based on facts then known, of what an insurer predicts its exposure to be in connection with incurred losses. LAE reserves are estimates of the ultimate liability associated with the expense of settling all claims, including investigation and litigation costs resulting from such claims. The actual liability of an insurer for its losses and LAE reserves at any point in time will be greater or less than these estimates.

The Company maintains reserves for the eventual payment of losses and LAE with respect to both reported and unreported claims. Nonstandard automobile reserves for reported claims are established on a case-by-case basis. The reserving process takes into account the type of claim, policy provisions relating to the type of loss and historical paid loss and LAE for similar claims. Reported crop insurance claims are reserved based upon preliminary notice to the Company and investigation of the loss in the field. The ultimate settlement of a crop loss is based upon either the value or the yield of the crop.

Under the second method, loss and LAE reserves for claims that have been incurred but not reported are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves.

The following loss reserve development tables illustrate the change over time of reserves established for claims and claims expense at the end of various calendar years for the nonstandard automobile segment of the Company (not including Superior), and for Superior separately. The first three line items show the reserves as originally reported at the end of the stated year. The table also includes the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The "liabilities reestimated"
section indicates reestimates of the original recorded reserve as of the end of each successive year based on additional information pertaining to such liabilities. The last portion of the table compares the latest reestimated reserve to the reserve amount as originally established and indicates whether or not the original recorded amount was adequate or inadequate to cover the estimated costs of unsettled claims.

The reserve for claims and claims expense is an accumulation of the estimated amounts necessary to settle all outstanding claims as of the date for which the reserve is stated. The reserve and payment data shown below have been reduced for estimated subrogation and salvage recoveries. The reserve estimates are based upon the factors in each case and experience with similar cases. No attempt is made to isolate explicitly the impact of inflation from the multitude of factors influencing the reserve estimates though inflation is implicitly included in the estimates. The Company and Superior regularly update their reserve forecasts by type of claim as new facts become known and events occur which affect unsettled claims. The Company and Superior do not discount their reserves for unpaid claims and claims expense.

The following loss reserve development tables are cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years. Conditions and trends that have affected the development of liability in the past may not necessarily reoccur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies from the table.

Symons International Group, Inc.
Nonstandard Automobile Insurance Only
(Not Including Superior)
For The Years Ended December 31,
(In Thousands)
                     1987    1988    1989    1990    1991    1992    1993    1994      1995    1996

Gross Reserves For
Unpaid Losses And
LAE                                                                          $26,819   $30,844 $27,145
Deduct:  Reinsurance
Recoverable                                                                   10,927     9,921   8,124

Reserve For Unpaid
Losses And LAE,
Net Of Reinsurance   $4,748  $10,775 $14,346 $17,083 $17,449 $18,706 $16,544  $16,522  $20,923 $19,021

Paid Cumulative
As Of:

  One Year Later      2,517    6,159   7,606   7,475   8,781  10,312    9,204   9,059   8,082
  Two Years Later     4,318    7,510  10,388  10,930  12,723  14,934   12,966   8,806
  Three Years Later   4,433    7,875  12,107  12,497  14,461  16,845   13,142
  Four Years Later    4,146    8,225  12,863  13,271  15,071  16,641
  Five Years Later    4,154    8,513  13,147  13,503  14,903
  Six Years Later     4,297    8,546  13,237  13,500
  Seven Years Later   4,297    8,561  13,238
  Eight Years Later   4,295    8,561
  Nine Years Later    4,295

Liabilities
Reestimated As Of:

  One Year Later      3,434   11,208  15,060  15,103  16,797  18,872   16,747   17,000 21,748
  Two Years Later     4,588   11,413  14,178  14,745  16,943  19,599   17,023   17,443
  Three Years Later   4,702   10,923  14,236  14,993  16,914  19,662   17,009
  Four Years Later    4,311   10,791  14,479  14,809  16,750  19,651
  Five Years Later    4,234   10,877  14,436  14,659  16,746
  Six Years Later     4,320   10,825  14,468  14,659
  Seven Years Later   4,278   10,922  14,468
  Eight Years Later   4,309   10,921
  Nine Years Later    4,309

Net Cumulative
(Deficiency) Or
Redundancy              439     (146)    (22)  2,424     695    (945)    (465)    (921)  (825)

Expressed As A
Percentage Of
Unpaid Losses And
LAE                     9.2%    (1.4%)  (0.0%)  14.2%    4.0%   (5.1%)   (2.8%)   (5.6%) (3.9%)

Net reserves for the nonstandard automobile business of the Company increased substantially in 1988, 1989, 1990 and 1995. Such changes were due entirely to changes in the premium volume of the nonstandard automobile business for those years. In general, the Company's nonstandard automobile segment has not developed significant redundancies or deficiencies as compared to original reserves. A deficiency of $956,000, or 5.1%, of original reserves developed with respect to loss reserves at December 31, 1992 due to an unexpected increase in loss severity and average claim cost.

Superior Insurance Company
For The Years Ended December 31,
(In Thousands)
                      1987    1988    1989    1990    1991    1992    1993    1994    1995    1996

Gross Reserves For
Unpaid Losses And
LAE                                                                   $52,610 $54,577 $47,112 $52,413
Deduct:  Reinsurance
Recoverable                                                                68   1,099     987       0

Reserve For Unpaid
Losses And LAE,
Net Of Reinsurance  $26,245   $37,851 $56,424 $60,118 $60,224 $56,803 $52,542 $53,487 $46,125 $52,413

Paid Cumulative
As Of:

  One Year Later     18,202    23,265  31,544  33,275  31,484  30,689  32,313  28,227  25,454
  Two Years Later    25,526    34,122  43,547  44,128  40,513  41,231  38,908  35,141
  Three Years Later  29,670    39,524  48,037  47,442  44,183  43,198  41,107
  Four Years Later   32,545    41,257  49,064  49,256  44,708  44,010
  Five Years Later   33,242    41,492  49,522  49,365  45,196
  Six Years Later    33,395    41,716  49,327  49,476
  Seven Years Later  33,535    41,576  49,425
  Eight Years Later  33,469    41,621
  Nine Years Later   33,408

Liabilities
Reestimated As Of:

  One Year Later     31,911    48,376  54,858  58,148  53,515  50,086  53,856  48,564  37,933
  Two Years Later    37,118    49,327  53,715  56,626  50,520  50,474  50,006  42,989
  Three Years Later  37,932    49,051  53,022  55,147  51,854  46,624  46,710
  Four Years Later   38,424    49,436  52,644  57,720  49,739  44,823
  Five Years Later   38,580    49,297  54,030  56,824  48,592
  Six Years Later    38,584    50,701  53,697  55,770
  Seven Years Later  39,965    50,515  53,683
  Eight Years Later  39,861    50,521
  Nine Years Later   39,998

Net Cumulative
(Deficiency) Or
Redundancy          (13,553)  (12,670) 2,741   4,348  11,980    5,832  10,489   8,193   8,192

Expressed As A
Percentage Of
Unpaid Losses And
LAE                   (51.6%)   (33.5%)  4.9%    7.2%   19.9%   10.3%    4.8%     9.2%   17.8%

Net reserves for Superior increased substantially through 1990 before decreasing in 1992. Such changes were due to changes in premium volume and reduction of reserve redundancies. The decrease in 1995 reflects the Company's curtailment of marketing efforts and writings in Illinois, Mississippi, Tennessee, Texas and Washington resulting from more restrictive underwriting criteria, inadequately priced business in these states and other unfavorable marketing conditions. Significant deficiencies developed in reserves established as of December 31 of each of 1986 through 1988 which were substantially offset by reserve additions in 1989 due to changes in reserve methodology. With respect to reserves established as of December 31, 1991 and 1992, Superior developed significant redundancies due to conservative levels of case basis and IBNR reserves. Beginning in 1993, Superior began to adjust its reserving methodology to reduce its redundancies and to take steps to close older claim files which still carried redundant reserves.

The Company and Superior employ an independent actuary to annually evaluate and certify the adequacy of their loss and LAE reserves.

Investments

Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common securities, real estate mortgages and real estate.

The Company's investment policies are determined by the Company's Board of Directors and are reviewed on a regular basis. The Company's investment strategy is to maximize the after-tax yield of the portfolio while emphasizing the stability and preservation of the Company's capital base. Further, the portfolio is invested in types of securities and in an aggregate duration which reflect the nature of the Company's liabilities and expected liquidity needs. The investment portfolios of the Company are managed by third party professional administrators, including Goldman Sachs & Co., in accordance with pre-established investment policy guidelines established by the Company. The investment portfolios of the Company at December 31, 1996 consisted of the following:

Symons International Group, Inc.
For The Year Ended December 31, 1996
(In Thousands)

                                         Amortized            Estimated
Type of Investment                         Cost              Market Value
Fixed Maturities:
  U.S. Treasury Securities and
    Obligations of U.S. Government
    Corporation and Agencies             $ 55,034            $ 55,144
  Foreign Governments                       1,515               1,485
  Obligations of States and
    Political Subdivisions                  2,945               2,952
  Corporate Securities                     67,545              68,100
  Total Fixed Maturities                 $127,039            $127,681

Equity Securities:
  Preferred stocks                              0                   0
  Common Stocks                            25,734              27,920

Short Term Investments                      9,565 (1)           9,565
Real Estate                                   466                 466
Mortgage Loans                              2,430               2,430
Other Loans                                    75                  75
Total Investments                        $165,309            $168,137


(1) Due to the nature of crop insurance, the Company must maintain short-term investments to fund amounts due under the MPCI program.

The following table sets forth, as of December 31, 1995 and 1996 the composition of the fixed maturity securities portfolio of the Company by time to maturity.

Symons International Group, Inc.
For The Years Ended December 31,
(In Thousands)
                                 1995                         1996
                         Market    Percent Total      Market    Percent Total
Time to Maturity         Value     Market Value       Value     Market Value
1 Year or Less          $ 4,610        35.6%          $  6,423       5.0%
More Than 1 Year
  Through 5 Years         5,051        39.1%            71,086      55.7%
More Than 5 Years
  Through 10 Years        3,270        25.3%            43,404      34.0%
More Than 10 Years            0           0%             6,768       5.3%
Total                   $12,931       100.0%          $127,681     100.0%

The following table sets forth, as of December 31, 1995 and 1996 the ratings assigned to the fixed maturity securities of the Company.

Symons International Group, Inc.
For The Years Ended December 31,
(In Thousands)
                                 1995                         1996
                         Market    Percent Total      Market    Percent Total
Rating (1)               Value     Market Value       Value     Market Value
Aaa or AAA               $ 7,753       60.0%          $ 50,444      39.5%
Aa or AA                     680        5.2%             2,976       2.3%
A                            257        2.0%            50,365      39.4%
Baa or BBB                   100        0.8%            11,671       9.1%
Ba or BB                       0          0%             2,840       2.3%
Other Below Investment
  Grade                        0          0%             2,091       1.6%
Not Rated (2)              4,141       32.0%             7,294       5.8%
Total                    $12,931      100.0%          $127,681     100.0%


(1) Ratings are assigned by Moody's Investors Service, Inc., and when not available are based on ratings assigned by Standard & Poor's Corporation.
(2) These securities were not rated by the rating agencies. However, these securities are designated as Category 1 securities by the NAIC, which is the equivalent rating of A or better.

The investment results of the Company for the periods indicated are set forth below:

Symons International Group, Inc.
For The Years Ended December 31,
(In Thousands)

                                 1994            1995            1996
Net Investment Income (1)        $ 1,241         $ 1,173         $  6,733
Average Investment
  Portfolio (2)                  $20,628         $22,653         $153,565
Pre-tax Return On Average
  Investment Portfolio               6.0%            5.2%             5.9%
Net Realized Gains (Losses)      $  (159)        $  (344)        $ (1,015)


(1)  Includes dividend income received in respect of holdings of common stock.
(2) Average investment portfolio represents the average (based on amortized cost) of the beginning and ending investment portfolio.

Ratings

A.M. Best has currently assigned a B+ rating to Superior and a B- rating to Pafco. Pafco's rating has been confirmed by A.M. Best at a B- rating subsequent to the Acquisition. Superior's rating was reduced from A- to B+ as a result of the leverage of GGS Holdings resulting from indebtedness assumed in connection with the Acquisition. IGF recently received an "NA-2" rating (a "rating not assigned" category for companies that do not meet A.M. Best's minimum size requirement) from A.M. Best but intends to seek a revised rating after the infusion of capital from the proceeds of the Offering, although there can be no assurance that a revised rating will be obtained or as to the level of any such rating.

A.M. Best's ratings are based upon a comprehensive review of a company's financial performance, which is supplemented by certain data, including responses to A.M. Best's questionnaires, phone calls and other correspondence between A.M. Best analysts and company management, quarterly NAIC filings, state insurance department examination reports, loss reserve reports, annual reports, company business plans and other reports filed with state insurance departments. A.M. Best undertakes a quantitative evaluation, based upon profitability, leverage and liquidity, and a qualitative evaluation, based upon the composition of a company's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus, the soundness of a company's capital structure, the extent of a company's market presence, and the experience and competence of its management. A.M. Best's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. A.M. Best's ratings are not a measure of protection afforded investors. "B+" and "B-" ratings are A.M. Best's sixth and eighth highest rating classifications, respectively, out of 15 ratings. A "B+" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated very good overall performance when compared to the standards established by the A.M. Best Company" and "have a good ability to meet their obligations to policyholders over a long period of time." A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated adequate overall performance when compared to the standards established by the A.M. Best Company" and "generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions". There can be no assurance that such ratings or changes therein will not in the future adversely affect the Company's competitive position.

Regulation

General

As a general rule, an insurance company must be licensed to transact insurance business in each jurisdiction in which it operates, and almost all significant operations of a licensed insurer are subject to regulatory scrutiny. Licensed insurance companies are generally known as "admitted" insurers. Most states provide a limited exemption from licensing for insurers issuing insurance coverages that generally are not available from admitted insurers. These coverages are referred to as "surplus lines" insurance and these insurers as "surplus lines" or "non-admitted" companies.

The Company's admitted insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than stockholders or other investors. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition; (ii) periodic financial examination; (iii) approval of rates and policy forms; (iv) loss reserve adequacy; (v) insurer solvency; (vi) the licensing of insurers and their agents; (vii) restrictions on the payment of dividends and other distributions; (viii) approval of changes in control; and
(ix) the type and amount of permitted investments.

Pafco, IGF and Superior are subject to triennial examinations by state insurance regulators. Such examinations were last conducted for Pafco as of June 30, 1992 (covering the period to that date from September 30, 1990), for IGF as of March 31, 1992 (covering the period to that date from December 31,
1987), and Superior Insurance Company as of December 31, 1993 (covering the period to that date from January 1, 1991). The two subsidiaries of Superior, Superior American Insurance Company and Superior Guaranty Insurance
Company, had examinations conducted as of October 31, 1996 (covering the period to that date from the subsidiaries' inception on December 9, 1994).
Pafco will have a triennial examination in 1997.   Superior and IGF have not
been notified of the dates of their next examination.

Insurance Holding Company Regulation

The Company also is subject to laws governing insurance holding companies in Florida and Indiana, where they are domiciled. These laws, among other things, (i) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between the Company, its affiliates and IGF, Pafco and Superior (the "Insurers"), including the amount of dividends and other distributions and the terms of surplus notes; and (iii) restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

Any purchaser of 10% or more of the outstanding shares of Common Stock of the Company would be presumed to have acquired control of IGF unless the Indiana Commissioner, upon application, has determined otherwise. In addition, any purchaser of approximately 10% or more of the outstanding shares of Common Stock of the Company will be presumed to have acquired control of Pafco and Superior unless the Commissioner of the Indiana Department of Insurance ("Indiana Commissioner") and the Commissioner of the Florida Department of Insurance ("Florida Commissioner"), upon application, have determined otherwise.

Indiana law defines as "extraordinary" any dividend or distribution which, together with all other dividends and distributions to shareholders within the preceding twelve months, exceeds the greater of: (i) 10% of statutory surplus as regards policyholders as of the end of the preceding year, or (ii) the prior year's net income. Dividends which are not "extraordinary" may be paid ten days after the Indiana Department of Insurance receives notice of their declaration. "Extraordinary" dividends and distributions may not be paid without prior approval of the Indiana Commissioner or until the Indiana Commissioner has been given thirty days prior notice and has not disapproved within that period. The Indiana Department of Insurance must receive notice of all dividends, whether "extraordinary" or not, within five business days after they are declared. Notwithstanding the foregoing limit, a domestic insurer may not declare or pay a dividend of funds other than earned surplus without the prior approval of the Indiana Department of Insurance. "Earned surplus" is defined as the amount of unassigned funds set forth in the insurer's most recent annual statement, less surplus attributable to unrealized capital gains or reevaluation of assets. As of December 31 1996, IGF and Pafco had earned surplus of $29,412,000 and $18,112,000, respectively. Further, no Indiana domiciled insurer may make payments in the form of dividends or otherwise to shareholders as such unless it possesses assets in the amount of such payment in excess of the sum of its liabilities and the aggregate amount of the par value of all shares of its capital stock; provided, that in no instance shall such dividend reduce the total of (i) gross paid-in and contributed surplus, plus (ii) special surplus funds, plus (iii) unassigned funds, minus (iv) treasury stock at cost, below an amount equal to 50% of the aggregate amount of the par value of all shares of the insurer's capital stock.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida Department of Insurance if the dividend or distribution does not exceed the larger of (i) the lesser of
(a) 10% of surplus, or (b) net income, not including realized capital gains, plus a 2-year carryforward, (ii) 10% of surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or
(iii) the lesser of (a) 10% of surplus, or (b) net investment income plus a 3-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Insurance if (1) the dividend is equal to or less than the greater of (i) 10% of the insurer's surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains, or (ii) the insurer's entire net operating profits (including unrealized gains or losses) and realized net capital gains derived during the immediately preceding calendar year; (2) the insurer will have policyholder surplus equal to or exceeding 115% of the minimum required statutory surplus after the dividend or distribution; (3) the insurer files a notice of the dividend or distribution with the department at least ten business days prior to the dividend payment or distribution; and (4) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Insurance or (ii) 30 days after the Florida Department of Insurance has received notice of such dividend or distribution and has not disapproved it within such time. In the Consent Order approving the Acquisition, the Florida Department of Insurance has prohibited Superior from paying any dividends (whether extraordinary or not) for four years without the prior written approval of the Florida Department of Insurance.

Under these laws, the maximum aggregate amounts of dividends to the Company in 1997 by IGF and Pafco without prior regulatory approval is $12,122,000 and $561,000, respectively, none of which has been paid. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available, there can be no assurance in this regard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Liquidity and Capital Resources". Further, there can be no assurance that, if requested, the Indiana Department of Insurance will approve any request for extraordinary dividends from Pafco or IGF or that the Florida Department of Insurance will allow any dividends to be paid by Superior during the four year period described above.

The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurers for services (e.g., management fees and commissions). These regulations may affect the amount of management fees which may be paid by Pafco and Superior to GGS Management. See "The
Company - Formation of GGS Holdings; Acquisition of Superior". The management agreement formerly in place between the Company and Pafco which provides for an annual management fee equal to 15% of gross premiums has been assigned to GGS Management, Inc. ("GGS
Management"), a wholly-owned subsidiary of GGS Holdings. A similar management agreement with a management fee of 17% of gross premiums has been entered into between GGS Management and Superior.
Employees of the Company relating to the nonstandard automobile insurance business and all Superior employees became employees of GGS Management effective April 30, 1996. As part of the approval of the Formation Transaction, the Indiana Department of Insurance has required Pafco to resubmit its management agreement for review by the Indiana Department of Insurance no later than May 1, 1997 (the first anniversary of the Formation Transaction), together with supporting evidence that management fees charged to Pafco are fair and reasonable in comparison to fees charged between unrelated parties for similar services. In the Consent Order approving the Acquisition, the Florida Department of Insurance has reserved, for three years, the right to reevaluate the reasonableness of fees provided for in the Superior management agreement at the end of each calendar year and to require Superior to make adjustments in the management fees based on the Florida Department of Insurance's consideration of the performance and operating percentages of Superior and other pertinent data. There can be no assurance that either the Indiana Department of Insurance or the Florida Department of Insurance will not in the future require a reduction in these management fees.

Federal Regulation

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

The MPCI program has historically been subject to change by the federal government at least annually since its establishment in 1980, some of which changes have been significant. The most recent significant changes to the MPCI program came as a result of the passage by Congress of the 1994
Reform Act and the 1996 Reform Act.

Certain provisions of the 1994 Reform Act, when implemented by the FCIC, may increase competition among private insurers in the pricing of Buy-up Coverage. The 1994 Reform Act authorizes the FCIC to implement regulations permitting insurance companies to pass on to farmers in the form of reduced premiums certain cost efficiencies related to any excess expense reimbursement over the insurer's actual cost to administer the program, which could result in increased price competition. To date, the FCIC has not enacted regulations implementing these provisions but is currently collecting information from the private sector regarding how to implement these provisions.

The 1994 Reform Act required farmers for the first time to purchase at least CAT Coverage in order to be eligible for other federally sponsored farm benefits, including but not limited to low interest loans and crop price supports. The 1994 Reform Act also authorized for the first time the marketing and selling of CAT Coverage by the local USDA offices. Partly as a result of the increase in the size of the MPCI market resulting from the 1994 Reform Act, the Company's MPCI Premium increased to $53.4 million in 1995 from $44.3 million in 1994. However, the 1996 Reform Act, signed into law by President Clinton in April, 1996, eliminates the linkage between CAT Coverage and qualification for certain federal farm program benefits and also limits the role of the USDA offices in the delivery of MPCI coverage. In accordance with the 1996 Reform Act, the USDA announced in July, 1996, 14 states where CAT Coverage will no longer be available through USDA offices but rather would solely be available through private agencies: Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Montana, Nebraska, North Carolina, North Dakota, South Dakota, Washington and Wyoming. The limitation of the USDA's role in the delivery system for MPCI should provide the Company with the opportunity to realize increased revenues from the distribution and servicing of its MPCI product. The Company has not experienced any material negative impact in 1996 from the delinkage mandated by the 1996 Reform Act. In addition, the FCIC has transferred to the Company approximately 8,900 insureds for CAT Coverage who previously purchased such coverage from USDA field offices. The Company believes that any future potential negative impact of the delinkage mandated by the 1996 Reform Act will be mitigated by, among other factors, the likelihood that farmers will continue to purchase MPCI to provide basic protection against natural disasters since ad hoc federal disaster relief programs have been reduced or eliminated. In addition, the Company believes that (i) lending institutions will likely continue to require this coverage as a condition to crop lending, and (ii) many of the farmers who entered the MPCI program as a result of the 1994 Reform Act have come to appreciate the reasonable price of the protection afforded by CAT Coverage and will remain with the program regardless of delinkage. There can, however, be no assurance as to the ultimate effect which the 1996 Reform Act may have on the business or operations of the Company.

Underwriting and Marketing Restrictions

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, and (iv) limitations upon or decreases in rates permitted to be charged.

Insurance Regulatory Information System

The NAIC Insurance Regulatory Information System ("IRIS") was developed primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Insurance companies submit data on an annual basis to the NAIC, which analyzes the data using ratios concerning various categories of financial data. IRIS ratios consist of 12 ratios with defined acceptable ranges. They are used as an initial screening process for identifying companies that may be in need of special attention. Companies that have several ratios that fall outside of the acceptable range are selected for closer review by the NAIC. If the NAIC determines that more attention may be warranted, one of several priority designations is assigned, and the insurance department of the state of domicile is then responsible for follow-up action.

During 1996 Pafco had a net premiums to surplus ratio of 3.03 to 1 which was in excess of the high end range of 3.0 to 1. The excess was not material and Pafco has the ability to cede business to Superior to maintain compliance with this ratio. Pafco's change in net writings was 61% compared to 33% at the high end of the range. This result was expected given growth in gross premiums and elimination of quota share reinsurance. Pafco also had positive surplus growth of 64% outside the high end of the range at 50%. Pafco planned for higher premium volume given the more profitable results than in prior years. During 1996, Pafco's investment yield as calculated under the IRIS tests was 3.8% which was below the low end of the range at 4.5%. However, this IRIS test is a simple average of beginning and end of year investments. Pafco's value fell below the range due to the following: (i) inclusion of investment in IGF prior to the Transfer during the first four months of the year when no investment income was received; (ii) growth in the portfolio in the latter part of the year not taken into account by the IRIS test; (iii) change during the course of the year to reduce ratio of equities to total investments in favor of fixed income securities; (iv) contribution to surplus of $3.7 million at the end of 1996 included in the IRIS test; and (v) inclusion of the home office building in the investment base. If a weighted average was calculated using monthly balances and excluding the IGF investment and real estate was excluded from the calculation, Pafco's return would have been 5.7%. Based on current investment levels and mix it is expected that this test will be met in 1997. During 1996, Pafco's ratio of reserve deficiency to surplus was 62% which exceeds the upper range of 25%. This IRIS test calculates the average of claims liability to premiums for the preceding two years and compares the resultant percentage to the current year's percentage with a corresponding analysis to surplus. During 1994 and 1995, Pafco's claims liability to premiums ratio was approximately 55% and decreased to approximately 35% in 1996, resulting in the unusual IRIS result. This situation was a result of commercial claims liabilities in 1994 and 1996 that have now been ceded to an affiliate. Thus, claims liability at December 31, 1996 is entirely for nonstandard automobile. The reserves for the commercial liability business were at a much higher ratio of premiums and are paid at a much slower rate than nonstandard automobile claims. Thus, although premiums grew in 1996, the increase in nonstandard automobile claims liability was offset by ceded commercial claims. As this IRIS test uses a two year average of claims liabilities to premiums, it is likely that Pafco may exceed the normal ratio in 1997. It should be noted that Pafco did not have unusual IRIS values for the one and two year reserve development to surplus tests.

During 1996 IGF had unusual values for three IRIS tests. IGF's surplus increased by 237% which exceeded the high end of the range of 50%. However, this is a very positive development due to growth in profits and the capital infusion from the proceeds of the Offering. IGF continued to have unusual values in the liabilities to liquid assets and agents balances to surplus tests. IGF generally has an unusual value in these tests due to the reinsurance program mandated by the FCIC for the distribution of the MPCI program and the fact that agents' balances at December 31 are usually not settled until late February.

During 1996 Superior had a ratio of net premiums written to surplus of 3.07 to 1 compared to the IRIS test upper limit of 3.0 to 1. During 1996, Superior's net premium writings increased by 116% which exceeded the upper limit of the IRIS range of 33%. Superior had a reserve deficiency to surplus ratio of 29% which was in excess of the upper IRIS limit of 25%. All these matters were a function of the strong growth of Superior. Such results may continue in the future if growth continues. See Management's Discussion and Analysis for further discussion on impact of premium writings to surplus ratio.

Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital ("RBC") requirements for property and casualty insurance companies designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Indiana and Florida have substantially adopted the NAIC model law, and Indiana has directly, and Florida has indirectly, adopted the NAIC model formula. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) declines in asset values arising from investment risks; and (iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates, contingent liabilities and reserve and premium growth. Pursuant to the model law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formulae, as of December 31, 1996, the RBC ratios of the Insurers were in excess of the Company Action Level, the first trigger level that would require regulatory action.

Guaranty Funds

The Insurers also may be required under the solvency or guaranty laws of most states in which they do business to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Some state laws and regulations further require participation by the Insurers in pools or funds to provide some types of insurance coverages which they would not ordinarily accept. The Company recognizes its obligations for guaranty fund assessments when it receives notice that an amount is payable to the fund. The ultimate amount of these assessments may differ from that which has already been assessed.

It is not possible to predict the future impact of changing state and federal regulation on the Company's operations, and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws.

Stockholder Agreement with GS Funds

The Stockholder Agreement among the Company, GS Funds, Goran and GGS
Holdings provides that the Board of Directors of GGS Holdings consists of five members, of whom three shall be designated by the Company and two shall be designated by GS Funds. However, in the event that (x) at any time the Company and its affiliates shall own less than 25% of the issued and outstanding common stock of GGS Holdings by reason of the issuance of shares of common stock to GS Funds in satisfaction of the indemnification obligations of the Company or Goran pursuant to the GGS Agreement (the "Indemnity Date") or (y) at any time
(i) the Company, Goran or GGS Holdings is in violation of any term of the Stockholder Agreement, or (ii) GGS Holdings or GGS Management shall remain in violation of any covenant with respect to indebtedness incurred by GGSH to partially fund the Acquisition (the "GGS Senior Credit Facility") (whether or not such violation is waived) after the expiration of any applicable cure period or there shall occur an event of default under the GGS Senior Credit Facility (whether or not waived), the size of the Board shall be reduced to four members (a "Board Reduction"). At December 31, 1996, GS Funds waived their right to this Board Reduction for the covenants violations of the GGSH Senior Credit Facility. The covenants contained in the GGS Senior Credit Facility are customary commercial loan covenants relating to the maintenance of financial ratios and restrictions on dividends, significant corporate transactions and other matters. In such event, so long as the Indemnity Date has not occurred, the Company shall be entitled to designate only two directors and GS Funds shall be entitled to designate two directors. After the occurrence of the Indemnity Date, the Company shall be entitled to designate one director and GS Funds shall be entitled to designate three directors.

Prior to a Board Reduction, action may be taken by the Board only with the approval of a majority of the members of the Board. After a Board Reduction, prior to the Indemnity Date, action may only be taken with the approval of at least one GS Funds designee and one Company designee. After the Indemnity Date following a Board Reduction, action may only be taken by the Board with the approval of a majority of the entire Board. Prior to a Board Reduction, GGS Holdings may not take the following actions, among others, without first obtaining approval by the Board and at least one GS Funds designee: (i) consolidate or merge with any person, (ii) purchase the capital stock or substantially all of the assets of any person, (iii) enter into any joint venture or partnership or establish any non-wholly owned subsidiaries in which the consideration paid by or invested by GGS Holdings is in excess of $1 million, (iv) voluntarily liquidate or dissolve, (v) offer any type of insurance other than nonstandard automobile insurance (other than certain policies issued on behalf of IGF or SIGF), (vi) sell, lease or transfer assets for an aggregate consideration in excess of $1 million, (vii) subject to certain exceptions, enter into any contract with a director or officer of Goran (or any relative or affiliate of such person) or with any affiliate of Goran, (viii) create or suffer to exist any indebtedness for borrowed money in an aggregate amount in excess of $1 million excluding certain existing indebtedness, (ix) mortgage or encumber its assets in an amount in excess of $1 million, (x) make or commit to make any capital expenditure in an amount in excess of $1 million, (xi) redeem or repurchase its outstanding capital stock,
(xii) issue or sell any shares of capital stock of GGS Holdings or its subsidiaries, (xiii) enter into, adopt or amend any employment agreement or benefit plan, (xiv) amend its Certificate of Incorporation or Bylaws, (xv) amend or waive any provision of the Stockholder Agreement or the GGS Agreement, (xvi) change its independent certified accountants or actuaries,
(xvii) register any securities under the Securities Act, (xviii) enter into one or more agreements to reinsure a substantial portion of the liability of GGS Holdings or any of its subsidiaries, or (xix) adopt or change the reserve policy or the investment policy of GGS Holdings or any of its subsidiaries.

The Company's representatives on the Board of Directors of GGS Holdings are G. Gordon Symons, Chairman of the Board of the Company, Alan G. Symons, Chief Executive Officer of the Company and Douglas H. Symons, President and Chief Operating Officer of the Company. Pursuant to their power under the Stockholder Agreement to designate the Chairman of the Board of GGS Holdings, GS Funds have named G. Gordon Symons as Chairman of the Board of GGS Holdings. The Stockholder Agreement designates Alan G. Symons as the Chief Executive Officer of GGS Holdings and gives him the right to designate and determine the compensation for all management personnel, provided that the designation of, removal of, and determination of compensation for, any person earning $100,000 or more per annum is subject to the prior approval of the Board. GS Funds has the right at any time to designate a chief operating officer for GGS Holdings but has currently not elected to exercise this right. Upon request, GS Funds has the right to appoint one designee to each of the committees of the Board of Directors of GGS Holdings. The Stockholder Agreement does not give GS Funds the right to appoint any designees to the Board of Directors of any of the subsidiaries of GGS Holdings.

Certain Rights Of The GS Funds To Cause A Sale of GGS Holdings

Events Which Trigger the Rights of the GS Funds to Cause A Sale of GGS
Holdings.

The Stockholder Agreement establishes certain rights of GS Funds to cause a sale of GGS Holdings upon the occurrence of certain triggering events, including (i) the failure to consummate a registered initial public offering of GGS Holdings stock representing, on a fully diluted basis, at least 20% of all such stock issued and outstanding, and generating at least $25 million in net proceeds to the sellers of such securities, by April 30, 2001, (ii) the third separate occasion, during the term of the Stockholder Agreement, on which an equity financing or acquisition transaction proposed by GS Funds is rejected by the GGS Holdings Board of Directors, (iii) the loss of voting control of Goran or the Company (defined, with respect to Goran, as being direct or indirect ownership of more than 40% of the outstanding voting stock of Goran if any other holder or group holds in excess of 10% of the outstanding voting stock of Goran, and otherwise 25% thereof; and defined, with respect to the Company, as requiring both (a) direct ownership by Goran in excess of 50% of the Company's voting stock and (b) retention by Alan G. Symons and his family members of voting control of Goran) by Alan G. Symons or his family members or affiliates, or (iv) the cessation of Alan G. Symons' employment as CEO of GGS Holdings for any reason.

Upon the occurrence of any of such events, and at any time or from time to time thereafter, GS Funds may, by notifying the Company in writing, initiate the process of seeking to effect a sale of GGS Holdings on terms and conditions which are acceptable to the GS Funds. However, within thirty days after the Company receives notice of GS Funds' intention to initiate the sale of GGS Holdings, the Company may provide written notice to GS Funds that it wishes to acquire or combine with GGS Holdings. The Company's notice to GS Funds must include the proposed purchase price and other material terms and conditions with such specificity as is necessary to permit GS Funds to evaluate the Company's offer. If, within 90 days of delivery of the notice by the Company, GS Funds accepts the Company's offer, the Company will be obligated to acquire or combine with GGS Holdings. In the event GS Funds rejects the Company's proposal, (i) any sale to a third party effected within 180 days after receipt of such proposal must not contain terms that are in the aggregate less favorable to the GGS Holdings stockholders than those set forth in the Company's proposal, (ii) any sale must provide for the same consideration to be paid to each stockholder, and (iii) no sale may constitute an acquisition by or a combination with an affiliate of GS Funds.
Accordingly, under certain circumstances, GS Funds may have the ability to force the Company to divest itself of its nonstandard automobile operations. Further, a forced sale of GGS Holdings may also cause the Company to be characterized as an investment company within the meaning of the "1940 Act" unless the proceeds are redeployed into other business operations or another exemption from registration under the 1940 Act is available.

Employees

At December 31, 1996 the Company and its subsidiaries employed approximately 600 persons. The Company believes that relations with its employees are excellent.

FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

The statements contained in this Annual Report which are not historical facts, including but not limited to, statements concerning (i) the impact of federal and state laws and regulations, including but not limited to, the 1994 Reform Act and 1996 Reform Act, on the Company's business and results of operations,
(ii) the competitive advantage afforded to IGF by approaches adopted by management in the areas of information, technology, claims handling and underwriting, (iii) the sufficiency of the Company's cash flow to meet the operating expenses, debt service obligations and capital needs of the Company and its subsidiaries, and (iv) the impact of declining MPCI Buy-up Expense Reimbursements on the Company's results of operations, are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time the Company may also issue other statements either orally or in writing, which are forward looking within the meaning of these statutory provisions. Forward looking statements are typically identified by the words "believe", "expect", "anticipate", "intend", "estimate", "plan" and similar expressions. These statements involve a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from the forward looking statements in this Form 10-K or from other forward looking statements made by the Company. In addition to the risks and uncertainties of ordinary business operations, some of the facts that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements are the risks and uncertainties (i) discussed herein, (ii) contained in the Company's other filings with the Securities and Exchange Commission and public statements from time to time, and (iii) set forth below:

Uncertain Pricing and Profitability

One of the distinguishing features of the property and casualty industry is that its products generally are priced, before its costs are known, because premium rates usually are determined before losses are reported. Premium rate levels are related in part to the availability of insurance coverage, which varies according to the level of surplus in the industry. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. The nonstandard automobile insurance business in recent years has experienced very competitive pricing conditions and there can be no assurance as to the Company's ability to achieve adequate pricing. Changes in case law, the passage of new statutes or the adoption of new regulations relating to the interpretation of insurance contracts can retroactively and dramatically affect the liabilities associated with known risks after an insurance contract is in place. New products also present special issues in establishing appropriate premium levels in the absence of a base of experience with such products' performance.

The number of competitors and the similarity of products offered, as well as regulatory constraints, limit the ability of property and casualty insurers to increase prices in response to declines in profitability. In states which require prior approval of rates, it may be more difficult for the Company to achieve premium rates which are commensurate with the Company's under-writing experience with respect to risks located in those states.
In addition, the Company does not control rates on its MPCI business, which are instead set by the FCIC. Accordingly, there can be no assurance that these rates will be sufficient to produce an underwriting profit.

The reported profits and losses of a property and casualty insurance company are also determined, in part, by the establishment of, and adjustments to, reserves reflecting estimates made by management as to the amount of losses and loss adjustment expenses ("LAE") that will ultimately be incurred in the settlement of claims. The ultimate liability of the insurer for all losses and LAE reserved at any given time will likely be greater or less than these estimates, and material differences in the estimates may have a material adverse effect on the insurer's financial position or results of operations in future periods.

Nature of Nonstandard Automobile Insurance Business

The nonstandard automobile insurance business is affected by many factors which can cause fluctuation in the results of operations of this business. Many of these factors are not subject to the control of the Company. The size of the nonstandard market can be significantly affected by, among other factors, the underwriting capacity and underwriting criteria of standard automobile insurance carriers. In addition, an economic downturn in the states in which the Company writes business could result in fewer new car sales and less demand for automobile insurance. Severe weather conditions could also adversely affect the Company's business through higher losses and LAE. These factors, together with competitive pricing and other considerations, could result in fluctuations in the Company's underwriting results and net income.

Nature of Crop Insurance Business

The Company's operating results from its crop insurance program can vary substantially from period to period as a result of various factors, including timing and severity of losses from storms, drought, floods, freezes and other natural perils and crop production cycles. Therefore, the results for any quarter or year are not necessarily indicative of results for any future period. The underwriting results of the crop insurance business are recognized throughout the year with a reconciliation for the current crop year in the fourth quarter.

The Company expects that for the foreseeable future a majority of its crop insurance will continue to be derived from MPCI business. The MPCI program is federally regulated and supported by the federal government by means of premium subsidies to farmers, expense reimbursement and federal reinsurance pools for private insurers. As such, legislative or other changes affecting the MPCI program could impact the Company's business prospects. The MPCI program has historically been subject to modification at least annually since its establishment in 1980, and some of these modifications have been significant. No assurance can be given that future changes will not significantly affect the MPCI program and the Company's crop insurance business.

The 1994 Reform Act also reduced the expense reimbursement rate payable to the
Company   for its costs of servicing MPCI policies that exceed the basic CAT
Coverage level (such policies, "Buy-up Coverage") for the 1997, 1998 and 1999 crop years to 29%, 28% and 27.5%, respectively, of the MPCI Premium serviced, a decrease from the 31% level established for the 1994, 1995 and 1996 crop years. Although the 1994 Reform Act directs the FCIC to alter program procedures and administrative requirements so that the administrative and operating costs of private insurance companies participating in the MPCI program will be reduced in an amount that corresponds to the reduction in the expense reimbursement rate, there can be no assurance that the Company's actual costs will not exceed the expense reimbursement rate. The FCIC has appointed several committees comprised of members of the insurance industry to make recommendations concerning this matter.

The 1994 Reform Act also directs the FCIC to establish adequate premiums for all MPCI coverages at such rates as the FCIC determines are actuarially sufficient to attain a targeted loss ratio. Since 1980, the average MPCI loss ratio has exceeded this target ratio. There can be no assurance that the FCIC will not increase rates to farmers in order to achieve the targeted loss ratio in a manner that could adversely affect participation by farmers in the MPCI program above the CAT Coverage level.

The 1996 Reform Act, signed into law by President Clinton in April, 1996, provides that, MPCI coverage is not required for federal farm program benefits if producers sign a written waiver that waives eligibility for emergency crop loss assistance. The 1996 Reform Act also provides that, effective for the 1997 crop year, the Secretary of Agriculture may continue to offer CAT Coverage through USDA offices if the Secretary of Agriculture determines that the number of approved insurance providers operating in a state is insufficient to adequately provide catastrophic risk protection coverage to producers. There can be no assurance as to the ultimate effect which the 1996 Reform Act may have on the business or operations of the Company.

Total MPCI Premium for each farmer depends upon the kinds of crops grown, acreage planted and other factors determined by the FCIC. Each year, the FCIC sets, by crop, the maximum per unit commodity price ("Price Election") to be used in computing MPCI Premiums. Any reduction of the Price Election by the FCIC will reduce the MPCI Premium charged per policy, and accordingly will adversely impact MPCI Premium volume.

The Company's crop insurance business is also affected by market conditions in the agricultural industry which vary depending on such factors as federal legislation and administration policies, foreign country policies relating to agricultural products and producers, demand for agricultural products, weather, natural disasters, technologic advances in agricultural practices, international agricultural markets and general economic conditions both in the United States and abroad. For example, the number of MPCI Buy-up Coverage policies written has historically tended to increase after a year in which a major natural disaster adversely affecting crops occurs, and to decrease following a year in which favorable weather conditions prevail.

Highly Competitive Businesses

Both the nonstandard automobile insurance and crop insurance businesses are highly competitive. Many of the Company's competitors in both the nonstandard automobile insurance and crop insurance business segments have substantially greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against such competitors in the future.

In its nonstandard automobile business, the Company competes with both large national writers and smaller regional companies. The Company's competitors include other companies which, like the Company, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than an independent agency and, potentially, reduced acquisition costs. In addition, certain competitors of the Company have from time to time decreased their prices in an apparent attempt to gain market share. Also, in certain states, state assigned risk plans may provide nonstandard automobile insurance products at a lower price than private insurers.

In the crop insurance business, the Company competes against other crop insurance companies and, with respect to CAT Coverage, USDA field service offices in certain areas. In addition the crop insurance industry has become increasingly consolidated. From the 1985 crop year to the 1996 crop year, the number of insurance companies that have entered into agreements with the FCIC to sell and service MPCI policies has declined from 50 to 16. The Company believes that to compete successfully in the crop insurance business it will have to market and service a volume of premiums sufficiently large to enable the Company to continue to realize operating efficiencies in conducting its business. No assurance can be given that the Company will be able to compete successfully if this market consolidates further.

Importance of Ratings

A.M. Best has currently assigned Superior a B+ (Very Good) rating and Pafco a B- (Adequate) rating. Subsequent to the Acquisition, the rating of Superior was reduced from A- to B+ as a result of the leverage of GGS Holdings resulting from indebtedness in connection with the Acquisition. A "B+" and a "B-" rating are A.M. Best's sixth and eighth highest rating classifications, respectively, out of 15 ratings. A "B+" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated very good overall performance when compared to the standards established by the A.M. Best Company" and "have a good ability to meet their obligations to policyholders over long period of time". A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated adequate overall performance when compared to the standards established by the A.M. Best Company" and "generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions."
IGF recently received an "NA-2" rating (a "rating not assigned" category for companies that do not meet A.M. Best's minimum size requirement) from A.M. Best. IGF intends to seek a revised rating after the infusion of capital from the proceeds of the Offering, although there can be no assurance that a revised rating will be obtained or as to the level of any such rating. A.M. Best bases its ratings on factors that concern policyholders and agents and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. One factor in an insurer's ability to compete effectively is its A.M. Best rating. The A.M. Best ratings for the Company's rated Insurers are lower than for many of the Company's competitors. There can be no assurance that such ratings or future changes therein will not affect the Company's competitive position.

Geographic Concentration

The Company's nonstandard automobile insurance business is concentrated in the states of Florida, California, Indiana, Missouri and Virginia; consequently the Company will be significantly affected by changes in the regulatory and business climate in those states. The Company's crop insurance business is concentrated in the states of Iowa, Texas, Illinois, Kansas and Minnesota and the Company will be significantly affected by weather conditions, natural perils and other factors affecting the crop insurance business in those states.

Future Growth and Continued Operations Dependent on Access to Capital

Property and casualty insurance is a capital intensive business. The Company must maintain minimum levels of surplus in the Insurers in order to continue to write business, meet the other related standards established by insurance regulatory authorities and insurance rating bureaus and satisfy financial ratio covenants in loan agreements.

Historically, the Company has achieved premium growth as a result of both acquisitions and internal growth. It intends to continue to pursue acquisition and new internal growth opportunities. Among the factors which may restrict the Company's future growth is the availability of capital. Such capital will likely have to be obtained through debt or equity financing or retained earnings. There can be no assurance that the Company's insurance subsidiaries will have access to sufficient capital to support future growth and also satisfy the capital requirements of rating agencies, regulators and creditors. In addition, the Company will require additional capital to finance future acquisitions. If the Company's representatives on the Board of Directors of GGS Holdings cause GGS Holdings to decline acquisition opportunities because the Company is unable to raise sufficient capital to fund its pro rata share of the purchase price, the GS Funds may be able to force a sale of GGS Holdings. The ability of each of the Company and GGS Holdings to raise capital through an issuance of voting securities may be affected by conflicts of interest between each of them and their respective control persons and other affiliates.

Uncertainty Associated with Estimating Reserves for Unpaid Losses and LAE

The reserves for unpaid losses and LAE established by the Company are estimates of amounts needed to pay reported and unreported claims and related LAE based on facts and circumstances then known. These reserves are based on estimates of trends in claims severing judicial theories of liability and other factors.

Although the nature of the Company's insurance business is primarily short-tail, the establishment of adequate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability will not materially exceed the Company's reserves for losses and LAE and have a material adverse effect on the Company's results of operations and financial condition. Due to the inherent uncertainty of estimating these amounts, it has been necessary, and may over time continue to be necessary, to revise estimates of the Company's reserves for losses and LAE. The historic development of reserves for losses and LAE may not necessarily reflect future trends in the development of these amounts. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on historical information.

Reliance Upon Reinsurance

In order to reduce risk and to increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to the risks ceded to reinsurers.
Although the Company places its reinsurance with reinsurers, including the FCIC, which the Company generally believes to be financially stable, a significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company's financial condition or results of operations.

The amount and cost of reinsurance available to companies specializing in property and casualty insurance are subject, in large part, to prevailing market conditions beyond the control of such companies. The Company's ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends upon its ability to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position.

Due to continuing market uncertainties regarding reinsurance capacity, no assurances can be given as to the Company's ability to maintain its current reinsurance facilities, which generally are subject to annual renewal. If the Company is unable to renew such facilities upon their expiration and is unwilling to bear the associated increase in net exposures, the Company may need to reduce the levels of its underwriting commitments.

Risks Associated with Investments

The Company's results of operations depend in part on the performance of its invested assets. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. Equity securities involve risks arising from the financial performance of, or other developments affecting, particular issuers as well as price volatility arising from general stock market conditions.

Comprehensive State Regulation

The Company's insurance subsidiaries are subject to comprehensive regulation by government agencies in the states in which they operate. The nature and extent of that regulation vary from jurisdiction to jurisdiction but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, limitations on dividends, approval or filing of premium rates and policy forms for many lines of insurance, solvency standards, minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, limitation of the right to cancel or non-renew policies in some lines, regulation of the right to withdraw from markets or agencies, requirements to participate in residual markets, licensing of insurers and agents, deposits of securities for the benefit of policyholders, reporting with respect to financial condition, and other matters. In addition, state insurance department examiners perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders. No assurance can be given that future legislative or regulatory changes will not adversely affect the Company.

Holding Company Structure; Dividend And Other Restrictions; Management Fees

Holding Company Structure. The Company is a holding company whose principal asset is the capital stock of the subsidiaries. The Company relies primarily on dividends and other payments from its subsidiaries, including the its insurance subsidiaries, to meet its obligations to creditors and to pay corporate expenses. The Insurers are domiciled in the states of Indiana and Florida and each of these states limits the payment of dividends and other distributions by insurance companies.

Dividend and Other Restrictions. Indiana law defines as "extraordinary" any dividend or distribution which, together with all other dividends and distributions to shareholders within the preceding twelve months, exceeds the greater of: (i) 10% of statutory surplus as regards policyholders as of the end of the preceding year, or (ii) the prior year's net income. Dividends which are not "extraordinary" may be paid ten days after the Indiana
Department of Insurance ("Indiana Department") receives notice of their declaration. "Extraordinary" dividends and distributions may not be paid without the prior approval of the Indiana Commissioner of Insurance (the "Indiana Commissioner") or until the Indiana Commissioner has been given thirty days' prior notice and has not disapproved within that period. The Indiana Department must receive notice of all dividends, whether
"extraordinary" or not, within five business days after they are declared. Notwithstanding the foregoing limit, a domestic insurer may not declare or pay a dividend from any source of funds other than "Earned Surplus" without the prior approval of the Indiana Department. "Earned Surplus" is defined as the amount of unassigned funds set forth in the insurer's most recent annual statement, less surplus attributable to unrealized capital gain or re-evaluation of assets. Further, no Indiana domiciled insurer may make payments in the form of dividends or otherwise to its shareholders unless it possesses assets in the amount of such payments in excess of the sum of its liabilities and the aggregate amount of the par value of all shares of capital stock; provided, that in no instance shall such dividend reduce the total of (i) gross paid-in and contributed surplus, plus (ii) special surplus funds, plus
(iii) unassigned funds, minus (iv) treasury stock at cost, below an amount equal to 50% of the aggregate amount of the par value of all shares of the insurer's capital stock.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may make dividend payments or distributions to stockholders without prior approval of the Florida Department of Insurance ("Florida Department") if the dividend or distribution does not exceed the larger of:
(i) the lesser of (a) 10% of surplus or (b) net investment income, not including realized capital gains, plus a 2-year carryforward, (ii) 10% of surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or (iii) the lesser of (a) 10% of surplus or (b) net investment income plus a 3-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department if (1) the dividend is equal to or less than the greater of (i) 10% of the insurer's surplus as regards policyholders derived from net operating profits on its business and net realized capital gains, or (ii) the insurer's entire net operating profits (including unrealized gains or losses) and realized net capital gains derived during the immediately preceding calendar year; (2) the insurer will have policyholder surplus equal to or exceeding 115% of the minimum required statutory surplus after the dividend or distribution; (3) the insurer files a notice of the dividend or distribution with the Florida Department at least ten business days prior to the dividend payment or distribution; and (4) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department, or (ii) thirty days after the Florida Department has received notice of such dividend or distribution and has not disapproved it within such time. In the consent order approving the Acquisition (the "Consent Order"), the Florida Department has prohibited Superior from paying any dividends (whether extraordinary or not) for four years without the prior written approval of the Florida Department.

Although the Company believes that funds required for it to meet its financial and operating obligations will be available, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Indiana Department will approve any request for extraordinary dividends from Pafco or IGF or that the Florida Department will allow any dividends to be paid by Superior during the four year period described above.

Payment of dividends by IGF requires prior approval by the lender under the credit agreement which IGF is a party. There can be no assurance that IGF will be able to obtain this consent. The Company is in the process of seeking regulatory approval for a new arrangement whereby underwriting, marketing and administrative functions of IGF will be assumed by, and employees will be transferred to, IGF Holdings. As a result of this restructuring, management fees would be paid by IGF to IGF Holdings, thereby providing an additional source of liquidity for the Company to the extent these payments exceed the operating and other expenses of IGF Holdings. There can be no assurance that this regulatory approval will be obtained.

The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

Management Fees. The management agreement originally entered into between the Company and Pafco was assigned as of April 30, 1996 by the Company to GGS Management, a wholly-owned subsidiary of GGS Holdings. This agreement provides for an annual management fee equal to 15% of gross premiums written. A similar management agreement with a management fee of 17% of gross premiums written has been entered into between GGS Management and Superior. Employees of the Company relating to the nonstandard automobile insurance business and all Superior employees became employees of GGS Management effective April 30, 1996. As part of the approval of the transaction relating to the formation of GGS Holdings, the Indiana Department has required Pafco to resubmit its management agreement for review by the Indiana Department no later than May 1, 1997 (the first anniversary of the Formation Transaction), together with supporting evidence that management fees charged to Pafco are fair and reasonable in comparison to fees charged between unrelated parties for similar services. In the Consent Order approving the Acquisition, the Florida Department has reserved, for a period of three years, the right to re-evaluate the reasonableness of fees provided for in the Superior management agreement at the end of each calendar year and to require Superior to make adjustments in the management fees based on the Florida Department's consideration of the performance and operating percentages of Superior and other pertinent data. There can be no assurance that either the Indiana Department or the Florida Department will not in the future require a reduction in these management fees.

Furthermore, as a result of certain restrictive covenants with respect to dividends and other payments contained in the GGS Senior Credit Facility, GGS Holdings and its subsidiaries, Pafco and Superior, are not expected to constitute a significant source of funds for the Company. In addition, since the GS Funds own 48% of the outstanding capital stock of GGS Holdings, the Company would only be entitled to receive 52% of any dividend or distribution paid by GGS Holdings to its stockholders.

Certain Rights of the GS Funds to Cause A Sale of GGS Holdings

The Stockholder Agreement establishes certain rights of the GS Funds to cause a sale of GGS Holdings upon the occurrence of certain triggering events, including (i) the failure to consummate a registered initial public offering of GGS Holdings stock representing, on a fully diluted basis, at least 20% of all such stock issued and outstanding, and generating at least $25 million in net proceeds to the sellers of such securities, by April 30, 2001, (ii) the third separate occasion, during the term of the Stockholder Agreement on which an equity financing or acquisition transaction proposed by the GS Funds is rejected by the GGS Holdings Board of Directors, (iii) the loss of voting control of Goran or the Company (defined, with respect to Goran as being direct or indirect ownership of more than 40% of the outstanding voting stock of Goran if any other holder or group holds in excess of 10% of the outstanding voting stock of Goran and otherwise 25% thereof, and defined, with respect to the Company, as requiring both (a) direct ownership by Goran in excess of 50% of the Company's voting stock and (b) retention by Alan G. Symons and his family members of voting control of Goran by Alan G. Symons or his family members or affiliates, or (iv) the cessation of Alan G. Symons' employment as CEO of GGS Holdings for any reason. As a result of the considerations arising under the Investment Company Act of 1940 (the "1940 Act") with respect to GGS Holdings, any public offering by GGS Holdings would probably be required to consist solely of a secondary offering of shares held by stockholders.

Upon the occurrence of any of such events, and at any time or from time to time thereafter, the GS Funds may, by notifying the Company in writing, initiate the process of seeking to effect a sale of GGS Holdings on terms and conditions which are acceptable to the GS Funds. However, within thirty days after the Company receives notice of the GS Funds' intention to initiate the sale of GGS Holdings, the Company may provide written notice to the GS Funds that it wishes to acquire or combine with GGS Holdings. The Company's notice to the GS Funds must include the proposed purchase price and other material terms and conditions with such specificity as is necessary to permit the GS Funds to evaluate the Company's offer. If, within ninety days of delivery of the notice by the Company, the GS Funds accept the Company's offer, the Company will be obligated to acquire or combine with GGS Holdings. In the event the GS Funds reject the Company's proposal, (i) any sale to a third party effected within 180 days after receipt of such proposal must not contain terms that are in the aggregate less favorable to the GGS Holdings stockholders than those set forth in the Company's proposal, (ii) any sale must provide for the same consideration to be paid to each stockholder, and
(iii) no sale may constitute an acquisition by or a combination with an affiliate of the GS Funds. Accordingly, under certain circumstances, the GS Funds may have the ability to force the Company to divest itself of its nonstandard automobile operations. Further, a forced sale of GGS Holdings may also cause the Company to be characterized as an investment company within the meaning of the 1940 Act unless the proceeds are redeployed into other business operations or another exemption from registration under the 1940 Act is available.

ITEM 2 - PROPERTIES

The headquarters for the Company, GGS Holdings and Pafco are located at 4720 Kingsway Drive, Indianapolis, Indiana. The building is an 80,000 square foot multilevel structure approximately 50% of which is utilized by Pafco. The remaining space is leased to third parties at a price of approximately $10 per square foot.

Pafco also owns an investment property located at 2105 North Meridian, Indianapolis, Indiana. The property is a 21,700 square foot, multilevel building leased out entirely to third parties.

Superior's operations are conducted at leased facilities located in Atlanta, Georgia, Tampa, Florida and Orange, California. Under a lease term which extends through February, 1998, Superior leases office space at 280 Interstate North Circle, N.W., Suite 500 Atlanta, Georgia. Superior occupies 43,448 square feet at this location and subleases an additional 3,303 square feet to third party tenants. Superior also has an office located at 3030 W. Rocky Pointe Drive, Suite 770, Tampa, Florida consisting of 18,477 square feet of space leased for a term extending through February 2000. In addition, Superior occupies an office at 1745 West Orangewood, Orange, California consisting of 3,264 square fee under a lease extending through May 1997.

IGF owns a 17,500 square foot office building located at 2882 106th Street, Des Moines, Iowa which serves as its corporate headquarters. The building is fully occupied by IGF. IGF also owns certain improved commercial property which is adjacent to its corporate headquarters.

IGF has entered into a purchase agreement to acquire an office building in Des Moines, Iowa, to be used as its crop insurance division home office. The purchase price was $2.6 million, of which $2.4 million was escrowed on February 1, 1997. The terms include a floating closing date whereby the transaction will close on the earlier of February 1, 1998 or thirty days after the closing of the sale of the Company's currently occupied home office building, also located in Des Moines. The purchase of the new building is not contingent on the sale of the current building.

ITEM 3 - LEGAL PROCEEDINGS

The Company's insurance subsidiaries are parties to litigation arising in the ordinary course of business. The Company believes that the ultimate resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimated costs of litigation.

IGF is the administrator of a run-off book of business. The FCIC has requested that IGF take responsibility for the claims liabilities of these policies under its administration. IGF has requested reimbursement of certain expenses from the FCIC with respect to this run-off activity. IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 million as reimbursement for these expenses. The FCIC has counterclaimed for approximately $1.2 million in claims payments for which FCIC contends IGF is responsible as successor to the run-off book of business. While the outcome of this lawsuit cannot be predicted with certainty, the Company believes that the final resolution of this lawsuit will not have a material adverse effect on the financial condition of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during 1996 to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

SEPARATE ITEM, EXECUTIVE OFFICERS OF THE REGISTRANT

Presented below is certain information regarding the executive officers of the Company who are not also directors. Their respective ages and their respective positions with the Company are listed as as follows:

Name                   Age                  Position
David L. Bates         37                   Vice President, General Counsel
                                            and Secretary of the Company

Gary P. Hutchcraft     35                   Vice President, Chief Financial
                                            Officer and Treasurer of the
                                            Company

Mr. Bates, J.D., C.P.A., has served as Vice President, General Counsel and Secretary of the Company since November, 1995 after having been named Vice President and General Counsel of Goran in April, 1995. Mr. Bates served as a member of the Fort Howard Corporation Legal Department from September, 1988 through March, 1995. Prior to that time, Mr. Bates served as a Tax Manager with Deloitte & Touche.

Mr. Hutchcraft, C.P.A., has served as Vice President, Chief Financial Officer and Treasurer of the Company and Goran since July, 1996. Prior to that time, Mr. Hutchcraft served as an Assurance Manager with KPMG Peat Marwick, LLP from July, 1988 to July, 1996.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Information regarding the trading market for the Company's Common Shares, the range of selling prices for each quarterly period since the Offering on November 4, 1996, with respect to the Common Shares and the approximate number of holders of Common Shares as of December 31, 1996 and other matters is included under the caption "Market and Dividend Information" on page 50 of the 1996 Annual Report, included as Exhibit 13, which information is incorporated herein by reference.

The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company. In addition, regulatory restrictions and provisions of the GGS Senior Credit Facility limit distributions to shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

The data included on pages 4 and 5 of the 1996 Annual Report, included as
Exhibit 13, under "Selected Financial Data" is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

The discussion entitled "Management Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report on pages 6 through 19 included as Exhibit is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements in the 1996 Annual Report, included as
Exhibit 13, and listed in Item 14 of this Report are incorporated herein by reference from the 1996 Annual Report.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding Directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 1996 annual meeting of common stockholders filed with the Commission pursuant to Regulation 14A (the "1996 Proxy Statement").

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 1996 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's 1996 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's 1996 Proxy Statement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The documents listed below are filed as a part of this Report except as otherwise indicated:

1. Financial Statements. The following described consolidated financial statements found on the pages of the 1996 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

Description of Financial Statement Item            Location in 1996 Annual
                                                   Report
  Report of Independent Accountants                Page 49
  Consolidated Balance Sheets, December 31,
    1996 and 1995                                  Page 20
  Consolidated Statements of Earnings, Years
    Ended December 31, 1996, 1995 and 1994         Page 21
  Consolidated Statements of Changes In
    Shareholders' Equity, Years Ended
    December 31, 1996, 1995 and 1994               Page 22
  Consolidated Statements of Cash Flows,
    Years Ended December 31, 1996, 1995 and
    1994                                           Page 23
  Notes to Consolidated Financial Statements,
    Years Ended December 31, 1996, 1995 and
    1994                                           Page 24

2. Financial Statement Schedules. The following financial statement schedules are included beginning on Page 58.

    Report of Independent Accountants
    Schedule II - Condensed Financial Information of Registrant
    Schedule IV - Reinsurance
    Schedule V - Valuation and Qualifying Accounts
    Schedule VI - Supplemental Information Concerning Property - Casualty Insurance Operations

3. Exhibits. The Exhibits set forth on the Index to Exhibits are incorporated herein by reference.

4. Reports on Form 8-K. Registrant filed no reports on Form 8-K during the quarter ended December 31, 1996.

Board of Directors and Stockholders of
Symons International Group, Inc. and Subsidiaries

Our report on the consolidated financial statements of Symons International Group, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 49 of the 1996 Annual Report to Shareholders of Symons International Group, Inc. and Subisidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 69 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.




Indianapolis, Indiana
March 21, 1997.

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL
INFORMATION OF REGISTRANT
As Of December 31, 1995 and 1996
(In Thousands)
                                               1995               1996

ASSETS

Assets:
  Investments In And Advances To               $18,589            $77,514
  Related Parties
  Cash and Cash Equivalents                          0              6,160
  Deferred Income Taxes                             52                  0
  Property and Equipment                           337                  8
  Other                                             57                168
  Intangible Assets                                  0                 83
Total Assets                                   $19,035            $83,933


LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities:
  Payables To Affiliates                       $ 8,671            $   350
  Federal Income Tax Payable                         0                 81
  Line of Credit and Notes Payable                   0                  0
  Other                                            829                992
Total Liabilities                              $ 9,500            $ 1,423

Minority Interest                                    0             21,610

Stockholders' Equity:
  Common Stock, No Par, 1,000,000
  Shares Authorized, 10,450,000
  Issued And Outstanding                       $ 1,000            $38,969
  Additional Paid-In Capital                     3,130              5,905
  Unrealized Loss On Investments                   (45)               820
  (Net Of Deferred Taxes Of ($23,000)
  in 1995 and $1,225,000 in 1996)
  Retained Earnings                              5,450             15,206
Total Stockholders' Equity                     $ 9,535            $60,900

Total Liabilities and Stockholders' Equity     $19,035            $83,933

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
For The Years Ended December 31, 1994, 1995
and 1996
(In Thousands)

                                     1994           1995            1996

Net Investment Income                $   37         $1,522          $    98
Net Realized Investment Losses           (8)          (52)                0
Other Income                          8,533          7,626            5,353
Total Revenue                         8,562          9,096            5,451

Expenses:
Policy Acquisition And General
And Administrative Expenses           7,528          7,891            4,269
Interest Expense                        874            621              613
Total Expenses                        8,402          8,512            4,882

Income Before Taxes and Minority
Interest                                160            584              569

Provision For Income Taxes:
  Current Year                          176            293              228
  Prior Year                            (70)             0                0
Provision for Income Taxes              106            293              228

Net Income Before Equity In Net
Income Of Subsidiaries                   54            291              341

Equity In Net Income Of Subsidiaries  2,063          4,530           12,915

Net Income For The Period            $2,117         $4,821          $13,256

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
For The Years Ended December 31, 1994, 1995
and 1996
(In Thousands)

                                          1994           1995        1996

Net Income                                $ 2,117        $ 4,821     $13,256

Cash Flows From Operating Activities:
Adjustments To Reconcile Net Cash
Provided By (Used In) Operations:
  Equity In Net Income of
  Subsidiaries                             (2,063)        (4,530)    (12,915)
  Depreciation Of Property And
  Equipment                                    91             37          52
  Net Realized Capital Loss                     8            (52)          0
  Amortization Of Intangible Assets           169             88           3

Net Changes In Operating Assets And
Liabilities:
  Federal Income Taxes Recoverable
  (Payable)                                   206           (176)         81
  Other Assets                                (70)           216        (145)
  Other Liabilities                        (1,060)           518         163
Net Cash Provided From (Used In)             (602)           922         495
Operations

Cash Flow Used In Investing
Activities:
Purchase Of Property And Equipment            (58)          (179)          0
Net Cash Used In Investing
Activities                                    (58)          (179)          0

Cash Flows Provided By (Used In)
Financing Activities:
  Proceeds from Common Stock Offering           0              0      37,969
  Repayment Of Loans                       (1,750)        (1,250)          0
  Contributed Capital                           0              0     (20,475)
  Loans From Related Parties                2,410            507      (8,329)
Payment of Dividend to Parent                   0              0      (3,500)

Net Cash Provided By (Used In)
Financing Activities                          660           (743)      5,665

Increase (Decrease) In Cash And
Cash Equivalents                                0              0       6,160

Cash And Cash Equivalents -
Beginning Of Year                               0              0           0

Cash And Cash Equivalents -
End Of Year                                     0              0       6,160

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
For The Years Ended December 31, 1994, 1995
and 1996

Basis of Presentation

The condensed financial information should be read in conjunction with the consolidated financial statements of Symons International Group, Inc. The condensed financial information includes the accounts and activities of the Parent Company which acts as the holding company for the insurance subsidiaries.

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE IV - REINSURANCE
For The Years Ended December 31,
(In Thousands)

                                1994              1995              1996

Direct Amount                 $102,178            $123,381          $298,596

Assumed From Other
Companies                     $    956            $  1,253          $  6,903

Ceded To Other
Companies                     $ 67,995            $ 71,187          $(95,907)

Net Amount                    $ 35,139            $ 53,447          $209,592

Percentage Of Amount
Assumed To Net                     2.7%                2.3%              3.3%

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31,
(In Thousands)

                            1994-Allowance    1995-Allowance    1996-Allowance
                            for Doubtful      for Doubtful      for Doubtful
                            Accounts          Accounts          Accounts


Additions:
  Balance At Beginning
  Of Period                 $1,179            $1,209            $   927

  Reserves Acquired In
  The Superior Acquisition                                          500

  Charged To Costs
  And Expenses (1)             (86)            2,523              5,034

  Charged to Other
  Accounts                       0                 0                  0

  Deductions From
  Reserves                    (116)(2)         2,805 (2)          4,981

  Balance At End
  Of Period                 $1,209            $  927             $1,480


(1) In 1993, the Company began to direct bill policyholders rather than agents for premiums. During late 1994 and into 1995, the Company experienced an increase in premiums written. During 1995, the Company further evaluated the collectibility of this business and incurred a bad debt expense of approximately $2.5 million. The Company continually monitors the adequacy of its allowance for doubtful accounts and believes the balance of such allowance at December 31, 1994, 1995 and 1996 was adequate.
(2) Uncollectible accounts written off, net of recoveries.

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY - CASUALTY INSURANCE OPERATIONS
For The Years Ended December 31,
(In Thousands)

           Deferred  Reserves    Discount,  Unearned   Earned   Net      Claims and          Amortization   Paid       Premiums
           Policy    for Unpaid  if any,    Premiums   Prem-    Invest-  Adjustment          of deferred    claims     Written
           Acqui-    Claims and  deducted              iums     ment     expenses            policy         and claim
           sition    claim ad-   in Column                      Income   incurred-           cquisition     adjust-
           Costs     justment    C                                       related to:         costs          ment-
                     expense                                                                                expenses

           Column    Column      Column     Column     Column   Column   Cur-     Prior      Column         Column     Column
           B         C           D          E          F        G        rent     Years      I              J          K
                                                                         Year
                                                                                  Column
                                                                                  H

1994        1,479     29,269     $0         14,416      32,126  1,241     26,268  202         4,852          26,995     103,134
1995        2,379     59,421     $0         17,497      49,641  1,173     35,184  787         7,150          31,075     124,634
1996       12,800    101,719     $0         87,285     191,759  6,733    137,679  (570)      27,657         130,895     305,499


Note: All amounts in the above table are net of the effects of reinsurance and related commission income, except for net investment income regarding which reinsurance is not applicable, premiums written liabilities for losses and loss adjustment expenses, and unearned premiums which are stated on a gross basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       SYMONS INTERNATIONAL GROUP, INC.
                                       /s/ Alan G. Symons

March 15, 1997                         By:
                                       Alan G. Symons, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 29, 1996, on behalf of the registrant in the capacities indicated:

(1) Principal Executive Officer:


/s/ Alan G. Symons
Alan G. Symons
Chief Executive Officer


(2) Principal Financial/Accounting Officer:


/s/ Gary P. Hutchcraft
Gary P. Hutchcraft
Vice President and Chief Financial Officer

(3) The Board of Directors:

/s/ G. Gordon Symons                            /s/ David R. Doyle
G. Gordon Symons                                David R. Doyle
Chairman of the Board                           Director



/s/ John K. McKeating                           /s/ James G. Torrance
John K. McKeating                               James G. Torrance
Director                                        Director


/s/ Robert C. Whiting                           /s/ Douglas H. Symons
Robert C. Whiting                               Douglas H. Symons
Director                                        Director


/s/ Jerome B. Gordon                            /s/ Alan G. Symons
Jerome B. Gordon                                Alan G. Symons
Director                                        Director

                                  EXHIBIT INDEX

Reference to                                                          Sequential
Regulation S-K                                                           Page
Exhibit No.                Document                                     Number

1        Final Draft of the Underwriting Agreement,  dated November 4,
         1996, among Registrant, Goran Capital, Inc., Advest, Inc. and
         Mesirow Financial, Inc...........................................76

3.1 The Registrant's Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

3.2      Registrant's Restated Code of Bylaws, as amended.................129

4.1 Article V - "Number, Terms and Voting Rights of Shares" of the Registrant's Restated Articles of Incorporation is incorporated by reference to the Registrant's Restated Articles of Incorporation incorporated by reference hereunder as Exhibit 3.1.

4.2 Article I - "Shareholders" and Article VI - "Stock Certificates, Transfer of Shares, Stock Records" of the Registrant's Restated Code of Bylaws are incorporated by reference to the Registrant's Restated Code of Bylaws, as amended, filed hereunder as Exhibit 3.2.

10.1     The  Stock  Purchase  Agreement  among  Goran  Capital  Inc.,
         Registrant, Fortis, Inc. and Interfinancial, Inc. dated January 31, 1996 is incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.2(1) The Stock Purchase Agreement among GGS Management Holdings, Inc., GS Capital Partners II, L.P., Goran Capital Inc. and Registrant dated January 31, 1996 is incorporated by reference to Exhibit 10.2(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.2(2) The First Amendment to the Stock Purchase Agreement by and among GGS Management Holdings, Inc., GS Capital Partners II, L.P., Goran Capital Inc. and Registrant dated March 28, 1996 is incorporated by reference to Exhibit 10.2(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.2(3) The Second Amendment to the Stock Purchase Agreement by and among GGS Management Holdings, Inc., GS Capital Partners II, L.P., Goran Capital Inc. and Registrant dated April 30, 1996 is incorporated by reference to Exhibit 10.2(3) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.2(4) The Third Amendment to the Stock Purchase Agreement by and among GGS Management Holdings, Inc., GS Capital Partners II, L.P., Goran Capital Inc., Registrant and Pafco General Insurance Company dated September 24, 1996 is incorporated by reference to Exhibit 10.2(4) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.3(1)  The  Stockholders  Agreement  among GGS Management  Holdings,
         Inc.,  GS Capital  Partners  II, L.P.,  Registrant  and Goran
         Capital Inc. dated April 30, 1996 is incorporated by reference to Exhibit 10.3(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.3(2) The Amended and Restated Stockholder Agreement among GGS Management Holdings, Inc., GS Capital Partners II, L.P., Registrant and Goran Capital Inc. dated September 24, 1996 is incorporated by reference to Exhibit 10.3(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.4 The Registration Rights Agreement among GGS Management Holdings, Inc., GS Capital Partners II, L.P., Goran Capital Inc. and Registrant dated April 30, 1996 is incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.5 The Management Agreement among Superior Insurance Company, Superior American Insurance Company, Superior Guaranty Insurance Company and GGS Management, Inc. dated April 30, 1996 is incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.6 The Management Agreement between Pafco General Insurance Company and Registrant dated May 1, 1987, as assigned to GGS Management, Inc. effective April 30, 1996, is incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.7 The Administration Agreement between IGF Insurance Company and Registrant dated February 26, 1990, as amended, is incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.8 The Agreement between IGF Insurance Company and Registrant dated November 1, 1990 is incorporated by reference to
         Exhibit 10.8 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.9(1) The Credit Agreement between GGS Management, Inc., various Lenders and The Chase Manhattan Bank (National Association), as Administrative Agent, dated April 30, 1996 is incorporated by reference to Exhibit 10.11(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.9(2) The Pledge Agreement between GGS Management Holdings, Inc. and Chase Manhattan Bank, N.A. dated April 30, 1996 is incorporated by reference to Exhibit 10.11(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.9(3) The Pledge Agreement between GGS Management, Inc. and Chase Manhattan Bank, N.A. dated April 30, 1996 is incorporated by reference to Exhibit 10.11(3) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.9(4) The First Amendment to the Credit Agreement between GGS Management, Inc., various Lenders and Chase Manhattan Bank,
         N.A.,   as   Administrative   Agent,   dated   September  26,
         1996..............................................................156

10.9(5) The Second Amendment to the Credit Agreement between GGS Management, Inc., various Lenders and Chase Manhattan Bank,
         N.A.,   as   Administrative   Agent,   dated   December   31,
         1996..............................................................159

10.9(6) The Third Amendment to the Credit Agreement between GGS Management, Inc., various Lenders and Chase Manhattan Bank, N.A., as Administrative Agent, dated March 26,
         1997........161

10.10 The Registration Rights Agreement between Goran Capital Inc. and Registrant dated May 29, 1996 is incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.11(1) The  License,   Improvement  and  Support  Agreement  between
         Tritech Financial Systems, Inc. and Registrant dated August 30, 1995 is incorporated by reference to Exhibit 10.14(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.11(2) The License of Computer  Software  between Tritech  Financial
         Systems, Inc. and Registrant dated August 30, 1995 is incorporated by reference to Exhibit 10.14(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.12(1) The  Agreement  among  Cliffstan  Investments,   Inc.,  Pafco
         General Insurance Company and Gage North Holdings, Inc. dated September 1, 1989 is incorporated by reference to Exhibit 10.15(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.12(2) The Purchase of  Promissory  Note and  Assignment of Security
         Agreement between Pafco General Insurance Company and Granite Reinsurance Company, Ltd., dated September 30, 1992 is incorporated by reference to Exhibit 10.15(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.12(3) The  Guarantee  of Alan G.  Symons  dated  April 22,  1994 is incorporated by reference to Exhibit 10.15(3) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.12(4) The  Share  Pledge  Agreement  between  Symons  International
         Group, Ltd. and Pafco General Insurance Company dated April 22, 1994 is incorporated by reference to Exhibit 10.15(4) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.13(1) The Employment  Agreement  between GGS  Management  Holdings,
         Inc. and Alan G. Symons dated January 31, 1996 is incorporated by reference to Exhibit 10.16(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.13(2) The Employment  Agreement  between GGS  Management  Holdings,
         Inc. and Douglas H. Symons dated January 31, 1996 is incorporated by reference to Exhibit 10.16(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.14(1) The Employment  Agreement  between IGF Insurance  Company and
         Dennis G. Daggett effective February 1, 1996 is incorporated by reference to Exhibit 10.17(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.14(2) The Employment  Agreement  between IGF Insurance  Company and
         Thomas F. Gowdy effective February 1, 1996 is incorporated by reference to Exhibit 10.17(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.15 The Employment Agreement between Superior Insurance Company and Roger C. Sullivan, Jr. dated May 9, 1996 is incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.16    The Employment  Agreement between Goran Capital Inc. and Gary
         P. Hutchcraft effective June 30, 1996 is incorporated by reference to Exhibit 10.19 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.17 The Goran Capital Inc. Stock Option Plan is incorporated by reference to Exhibit 10.20 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.18 The GGS Management Holdings, Inc. 1996 Stock Option Plan is incorporated by reference to Exhibit 10.21 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.19 The Registrant's 1996 Stock Option Plan is incorporated by reference to Exhibit 10.22 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.20 The Registrant's Retirement Savings Plan is incorporated by reference to Exhibit 10.24 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.21 The Insurance Service Agreement between Mutual Service Casualty Company and IGF Insurance Company dated May 20, 1996 is incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.22(1) The  Automobile  Third Party  Liability  and Physical  Damage
         Quota Share Reinsurance. Contract between Pafco General Insurance Company and Superior Insurance Company is incorporated by reference to Exhibit 10.27(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.22(2) The Crop  Hail  Quota  Share  Reinsurance  Contract  and Crop
         Insurance Service Agreement between Pafco General Insurance Company and IGF Insurance Company is incorporated by reference to Exhibit 10.27(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.22(3) The  Automobile  Third Party  Liability  and Physical  Damage
         Quota Share Reinsurance Contract between IGF Insurance Company and Pafco General Insurance Company is incorporated by reference to Exhibit 10.27(3) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.22(4) The Multiple Line Quota Share  Reinsurance  Contract  between
         IGF Insurance Company and Pafco General Insurance Company is incorporated by reference to Exhibit 10.27(4) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.22(5) The Standard Revenue Agreement between Federal Crop Insurance
         Corporation and IGF Insurance Company is incorporated by reference to Exhibit 10.27(5) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.23 The Commitment Letter, effective October 24, 1996, between Fifth Third Bank of Central Indiana and Registrant is
         incorporated by reference to Exhibit 10.28 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

13       Annual Report to Security Holders.................................170

21 The Subsidiaries of the Registrant are incorporated by reference to Exhibit 21 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

27       Financial Data Schedule...........................................223

99      Proxy Statement with respect to 1997 Annual Meeting
          of Shareholders of Registrant....................................224