Form 10-Q
period 1997-03-31
SYMONS INTERNATIONAL GROUP INC
filed 1997-05-15
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1997

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

Registrant's telephone number, including area code:       (317) 259-6400 (U.S.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of March 31, 1997, there were 10,450,000 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                      For The Quarter Ended March 31, 1997
                                                                  Page
                                                                 Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements.....................................      3

        Consolidated Financial Statements:
        Consolidated Balance Sheets at March 31, 1997 and
           December 31, 1996.....................................      4

        Consolidated Statements of Earnings for the Three
        Months Ending March 31, 1997 and 1996....................      6

        Consolidated Statements of Cash Flows
        for the Three Months Ending March 31, 1997 and 1996......      7

           Consolidated Statements of Stockholders' Equity.......      9

        Notes to Consolidated Financial Statements...............     10

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................     14

PART 2  OTHER INFORMATION........................................     22


SIGNATURES.......................................................     23

SYMONS INTERNATIONAL GROUP, INC.
PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

These quarterly interim financial statements are unaudited.

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                   March 31,     December 31,
                                                        1997             1996
ASSETS
Investments
  Available for Sale:
  Fixed Maturities, at market                        146,518          127,681
  Equity Securities, at market                        23,918           27,920
  Short-term investments, at amortized cost            6,193            9,565
  which approximates market
Real Estate, at cost                                     461              466
Mortgage Loans                                         2,360            2,430
Other                                                     75               75
Cash and cash equivalents                             19,799           13,095
Receivables                                          114,910           65,194
Reinsurance recoverable on paid and unpaid            25,448           48,294
losses, net
Prepared reinsurance premiums                         50,642           14,983
Deferred policy acquisition costs                     12,324           12,800
Deferred income taxes                                  4,133            3,329
Property and equipment                                 8,782            8,137
Federal income taxes recoverable                           0              319
Investments in and advances to related parties         1,267            1,152
Other                                                 10,290            9,239
Total Assets                                         427,120          344,679

                                                   March 31,     December 31,
                                                        1997             1996
LIABILITIES
Losses and loss adjustment expenses                   86,287          101,719
Unearned premiums                                    126,619           87,285
Reinsurance payable                                   49,481            6,508
Federal income tax payable                             3,651                0
Term debt                                             48,000           48,000
Other                                                 22,470           18,657
Total Liabilities                                    336,508          262,169
Minority Interest in Consolidated Subsidiary          24,746           21,610
STOCKHOLDERS' EQUITY
Common stock                                          38,969           38,969
Additional paid-in capital                             5,905            5,905
Unrealized gain/(loss) on investments                  (123)              820
Retained earnings                                     21,115           15,206
Total Stockholders' Equity                            65,866           60,900
Total Liabilities and Stockholders' Equity           427,120          344,679

See Notes to Consolidated Financial Statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDING:


                                                  March 31,        March 31,
                                                       1997             1996
Gross premiums written                              129,890           41,422
Less ceded premiums                                (63,101)         (22,692)
Net premiums written                                 66,789           18,730
Change in unearned premiums                         (3,674)          (4,945)
Net premiums earned                                  63,115           13,785
Net investment income                                 2,438              558
Other income                                          5,038              977
Net realized capital gain/(loss)                        942             (36)
Total Revenues                                       71,533           15,284
Loss and loss adjustment expenses                    45,268            8,963
Policy acquisition and general and                   13,012            3,669
administrative expenses
Interest expense                                      1,371              249
Total Expenses                                       59,651           12,881
Income before income taxes and minority              11,882            2,403
interest
Provision for income taxes                            4,286              817
Minority interest                                     1,687                0
Net Income                                            5,909            1,586
Primary Earnings Per Share                            $0.56            $0.23
Fully Diluted Earnings per Share                      $0.56            $0.23

See Notes to Consolidated Financial Statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING:


                                                      March 31,   March 31,
                                                           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss) For The Period                          5,909       1,586
Adjustments to reconcile Net Income to Net
Cash provided from Operations:
  Minority Interest                                       1,687           0
  Depreciation and Amortization                             487         143
  Deferred income tax expense                               226          63
  Net realized capital loss/(gain)                        (942)          36
Net changes in operating assets and liabilities:
  Receivables                                          (49,716)     (7,390)
  Reinsurance recoverable on paid and unpaid             22,846     (5,435)
  losses, net
  Prepaid reinsurance premiums                         (35,659)    (18,444)
  Deferred policy acquisition costs                         476       (706)
  Other assets                                          (1,175)       1,037
  Losses and loss adjustment expenses                  (15,432)     (9,412)
  Unearned premiums                                      39,334      23,387
  Reinsurance payables                                   42,973      16,675
  Federal income taxes recoverable/(payable)              3,970         331
  Other liabilities                                       4,179    (11,085)
Net Cash Provided From Operations                        19,163         786

  Deferred income tax expense                               226          63
  Net realized capital loss/(gain)                        (942)          36
Net changes in operating assets and liabilities:
  Receivables                                          (49,716)     (7,390)
  Reinsurance recoverable on paid and unpaid             22,846     (5,435)
  losses, net
  Prepaid reinsurance premiums                         (35,659)    (18,444)
  Deferred policy acquisition costs                         476       (706)
  Other assets                                          (1,175)       1,037
  Losses and loss adjustment expenses                  (15,432)     (9,412)
  Unearned premiums                                      39,334      23,387
  Reinsurance payables                                   42,973      16,675
  Federal income taxes recoverable/(payable)              3,970         331
  Other liabilities                                       4,179    (11,085)

                                                      March 31,   March 31,
                                                           1997        1996
Cash Flow Used In Investing Activities:
  Net (Purchases)/Sales of short-term                     3,372       4,348
  investments
  Purchases of fixed maturities                        (22,892)     (5,069)
  Proceeds from sales, calls and maturities               1,232       6,457
  of fixed maturities
  Purchase of equity securities                         (3,998)     (9,768)
  Proceeds from sales of equity securities                8,937       2,370
  Proceeds from repayment of mortgage loans                  70         230
  Purchases of property and equipment                   (1,003)       (522)
Net Cash Provided Used In Investing                    (14,282)     (1,954)
Activities
Cash Flow Provided From/(Used In) Financing
Activities:
  Net proceeds from line of credit and notes                  0     (5,561)
  payable
  Contribution from minority interest owner               2,304           0
  Repayments from related parties                         (481)       4,418
Net Cash Provided From/(Used In) Financing                1,823     (1,143)
Activities
Increase/(Decrease) In Cash And Cash                      6,704     (2,311)
Equivalents
Cash and Cash Equivalents, Beginning of                  13,095       2,311
Period
Cash and Cash Equivalents, End of Period                 19,799           0

See Notes to Consolidated Financial Statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                    Common     Additional    Unrealized   Retained     Total
                    Stock      Paid-In       Gain (Loss)  Earnings     Stock-
                               Capital       on           (Deficit)    holders'
                                             Investments               Equity

Balance at          1,000      3,130           (45)         5,450       9,535
December 31,
1995

Change in             ---        ---           (83)           ---         (83)
unrealized loss
on investments,
net of deferred
taxes

Net Earnings          ---        ---           ---          1,586       1,586
Balance at March    1,000      3,130          (128)         7,036      11,038
31, 1996

Sale of               ---      2,775           ---            ---       2,775
subsidiary stock
Change in             ---        ---           948            ---         948
unrealized loss
on investments,
net of deferred
taxes

Issuance of        37,969        ---           ---            ---      37,969
common stock
Dividend to           ---        ---           ---         (3,500)     (3,500)
parent

Net Earnings          ---        ---           ---         11,670      11,670
Balance at         38,969      5,905           820         15,206      60,900
December 31,
1996

Change in             ---        ---          (943)           ---        (943)
unrealized gain
on investments,
net of deferred
taxes

Net Earnings          ---        ---           ---          5,909       5,909

Balance at March   38,969      5,905          (123)        21,115      65,866
31, 1997



See Notes to Consolidated Financial Statements

                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For The Three Months Ended March 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of Symons International Group, Inc., ("SIG" and the "Company")and its wholly-owned subsidiary, IGF Insurance Company ("IGF"), as well as its 52% owned subsidiary, GGS Management Holdings, Inc. ("GGSH"), which wholly owns Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"). The Company is a 67% owned subsidiary of Goran Capital Inc. ("Goran"). The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

These unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles. All material intercompany amounts have been eliminated.

NOTE 2 - ACQUISITION, FORMATION OF SUBSIDIARY AND PUBLIC OFFERING

In January, 1996, Pafco adopted a Plan of Reorganization whereby it transferred its wholly owned subsidiary, IGF, to Pafco's parent, SIG. After adoption of the Plan of Reorganization in January, 1996, Pafco formed a wholly owed subsidiary, IGF Holdings, Inc. ("IGF Holdings") and formally submitted the Plan of Reorganization to the Indiana Department of Insurance for regulatory approval. Once approval was obtained from the Indiana Department of Insurance on April 26, 1996, Pafco transferred the outstanding shares of the capital stock of IGF to IGF Holdings. IGF Holdings, in turn, made a distribution to Pafco of $7.5 Million in cash and a subordinated promissory note in the principle amount of $3.5 Million. Subsequent to that distribution, Pafco then completed the steps in the Plan by transferring the outstanding capital stock of IGF Holdings to Pafco's parent, SIG.

SIG purchased Superior from Interfinancial, Inc. on April 30, 1996 for a purchase price of approximately $66 Million, resulting in goodwill on the transaction of approximately $2.2 Million. Simultaneously with the execution of the Superior purchase agreement, Goran, SIG, GGS Management Holdings, Inc. ("GGSH") and GS Capital Partners II, L.P., a Delaware limited partnership, entered into an agreement (the "GSCP Agreement") to capitalize GGSH and to cause GGSH to issue its capital stock to SIG and to various funds affiliated with Goldman Sachs & Co. (collectively, "GS Funds"), so as to give SIG a 52% ownership interest and the GS Funds a 48% ownership interest in GGSH. Pursuant to the GSCP Agreement, (a) SIG contributed to GGSH (i) Pafco common stock with a book value determined in accordance with US GAAP of $16.9 Million as reflected on an Audited Post-Closing Balance Sheet of Pafco, (ii) its right to acquire Superior pursuant to the Superior Purchase Agreement and (iii) certain fixed assets, including office furniture and equipment, having a value of approximately $350,000 and (b) the GS Funds contributed to GGSH $21.2 Million in cash.

The acquisition of Superior was accounted for under the purchase method and the results of its operations have been included subsequent to April 30, 1996.

On November 5, 1996, SIG effectuated an initial public offering of 3,450,000 common stock shares at $12.50 per share. The proceeds of the offering were used to increase the capitalization of IGF by $9,000,000, repay $7,500,000 indebtedness of SIG, primarily certain amounts owed to Goran and its wholly-owned subsidiary, Granite Re, repay a bank debt of $7,500,000 and pay Goran a dividend of $3,500,000. The remaining funds were retained for general corporate purposes, including acquisitions.

NOTE 3 - REINSURANCE

In order to reduce risk and increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of its ultimate liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to risks ceded to reinsurers should a reinsurer fail. Effective January 1, 1996 reinsurance was placed as follows: For the nonstandard automobile segment, the Company purchases excess of loss and catastrophic protections which result in minimum ceded premium in proportion to gross written premiums. For the crop segment, the Company reinsures to the federal government Federal Crop Insurance Corporation ("FCIC") program all of its Multi-Peril Crop Insurance ("MPCI") business which has a back-end underwriting gain or loss feature. The Company reinsures stop-loss protection to affiliates and third party reinsurers. Regarding the crop hail line of business, the Company hasp placed a 40% quote share treaty, as well as an excess of loss (stop-loss) protection, mailing with third party reinsurers. Effective January 1, 1997, the Company ceded 20% of its new and renewal nonstandard automobile business and 40% of its crop hail business under certain quota share arrangements.

The effects of reinsurance are as follows:

NOTE 3
SYMONS INTERNATIONAL GROUP, INC.
Analysis of Effects of Reinsurance


                                         March 31,               March 31,
                                              1997                    1996

Premiums Written
  Gross                                    129,890                  41,422
  Ceded                                     63,101                  22,692
  Net                                       66,789                  18,730

Premiums Earned
  Gross                                    124,813                  26,476
  Ceded                                     61,698                  12,691
  Net                                       63,115                  13,785

Losses and LAE Incurred
  Gross                                     60,266                  13,971
  Ceded                                     14,998                   5,008
  Net                                       45,268                   8,963

                                         March 31,            December 31,
                                              1997                    1996

Unearned Premiums
  Gross                                    126,619                  87,285
  Ceded                                     55,048                  14,984
  Net                                       71,571                  72,301

Outstanding Claims
  Gross                                     86,287                 101,719
  Ceded                                     16,307                  29,459
  Net                                       69,980                  72,260

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

NOTE 5 - EARNINGS PER SHARE

Primary and fully diluted earnings per share were computed using actual weighted average shares outstanding during the first quarter of 1997 of $10,450,000 plus 191,000 assumed shares from stock option proceeds calculated based upon the treasury stock method. Weighted average shares outstanding for the first quarter of 1996 was based on 7,000,000 shares actually outstanding.

NOTE 6 - SUBSEQUENT EVENT

IGF has agreed to purchase the business of Southwest Crop Managing General Agency ("Southwest"), a subsidiary of Southwest Crop Insurance Company of Honey Grove, Texas. The Southwest book of business has a premium volume of approximately $15 Million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

The Company owns 52% of GGS Management Holdings, Inc. ("GGSH") with the remainder owned by certain funds affiliated with Goldman, Sachs & Co. GGSH, through its wholly owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

Since 1990, Congress has considered major reform of its crop insurance and disaster assistance policies, resulting in the enactment of the 1994 and 1996 Reform Acts. The 1994 Reform Act required farmers for the first time to purchase at least CAT Coverage in order to be eligible for other federally sponsored farm benefits, including but not limited to low interest loans and crop price supports. The 1994 Reform Act also authorized for the first time the marketing and selling of CAT Coverage by the local USDA offices. However, the 1996 Reform Act limits the role of the USDA offices in the delivery of MPCI coverage beginning in July, 1996, which is the commencement of the 1997 crop year, and also eliminates the linkage between CAT Coverage and qualification for certain federal farm program benefits. The limitation of the USDA's role in the delivery system for MPCI should provide the Company with the opportunity to realize increased revenues from the distribution and servicing of its MPCI product. As a result of this limitation, the FCIC has transferred to the Company approximately 8,900 insureds for CAT Coverage who previously purchased such coverage from USDA field offices. The Company has not experienced any material negative impact in 1997 from the delinkage mandated by the 1996 Reform Act. The Company believes that any future potential negative impact of the delinkage mandated by the 1996 Reform Act will be mitigated by, among other factors, the likelihood that farmers will continue to purchase MPCI to provide basic protection against natural disasters since ad hoc federal disaster relief programs have been reduced or eliminated. In addition, the Company believes that (i) many lending institutions will likely continue to require this coverage as a condition to crop lending, and (ii) many of the farmers who entered the MPCI program as a result of the 1994 Reform Act have come to appreciate the reasonable price of the protection afforded by CAT Coverage and will remain with the program regardless of delinkage. There can, however, be no assurance as to the ultimate effect which the 1996 Reform Act may have on the business or operations of the Company.

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

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment"), (ii) an LAE reimbursement payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"), and (iii) a small excess LAE reimbursement payment of two hundredths of one percent (.02%) of MPCI Retention (as defined herein) to the extent the Company's MPCI loss ratios on a per state basis exceed certain levels (the "MPCI Excess LAE Reimbursement Payment"). For 1997 and 1996, the Buy-Up Expense Reimbursement Payment has been set at 29% and 31%, respectively, of the MPCI Premium. For generally accepted account principles income statement purposes, the Buy-Up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as Other Income.

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

In 1996, the Company instituted a policy of recognizing (i) 35% of its estimated MPCI gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter, (ii) commission expense at a rate of 16% of MPCI gross premiums written recognized and (iii) Buy-Up Expense Reimbursement at the applicable rate of MPCI gross premiums written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI gross premiums written for the first nine months based on a re-estimate which takes into account actual gross premiums processed. If an insufficient volume of policies has been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and loss information.

Regulation

The Company's admitted insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or non- admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition, (ii) periodic financial examination, (iii) approval of rates and policy forms, (iv) loss reserve adequacy, (v) insurer insolvency, (vi) the licensing of insurers and their agents, (vii) restrictions on the payment of dividends and other distributions, (viii) approval of changes in control, and (ix) the type and amount of permitted investments.

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

Results of Operations

For the three months ended March 31, 1997, the Company recorded net earnings of $5,909,000 or $0.56 per share. This is approximately a 273% increase from 1996 comparable amounts of $1,586,000 or $0.23 per share. The improved earnings were attributable to continued improvement in the results of the nonstandard automobile segment and continued growth and profit in the crop segment. The nonstandard automobile segment demonstrated significant improvement due to significantly higher volume and an improved expense ratio from the acquisition of Superior. The crop segment also demonstrated strong premium growth and enhanced profitability due to higher volume as well as better loss experience in winter wheat.



                                                  For The Period Ended March 31,
                                                   1997                    1996
Nonstandard-Automobile Insurance
Operations:
  Gross premiums written                         75,066                  17,922
  Net premiums written                           59,588                  20,167
  Net premiums earned                            63,105                  13,626
  Net investment income                           2,338                     396
  Other income, principally billing fees          2,899                     591
  Net realized capital gain (loss)                  942                    (52)
  TOTAL REVENUES                                 69,284                  14,561

  Losses and loss adjustment expenses            45,268                   8,565
  Policy acquisition and general and             17,124                   5,174
  administrative expenses
  Interest and amortization of                    1,484                       0
  intangibles
  TOTAL EXPENSES                                 63,876                  13,739

  Earnings before income taxes                    5,408                     822

GAAP Ratios
(Nonstandard Automobile Only):
  Loss and LAE Ratio                              71.7%                   62.9%
  Expense ratio, net of billing fees              22.5%                   33.6%
  Combined ratio                                  94.2%                   96.5%

                                                  For The Period Ended March 31,
                                                   1997                    1996
Crop Insurance Operations:
  Gross premiums written                         51,709                  21,404
  Net premiums written                            7,201                     263
  Net premiums earned                                10                     159
  Net investment income                              49                     162
  Other income                                    2,139                     373
  Net realized capital gain (loss)                    0                      16
  TOTAL REVENUES                                  2,198                     710

  Losses and loss adjustment expenses                 0                     397
  Policy acquisition and general and            (4,766)                 (1,833)
  administrative expenses
  Interest expense                                   11                      95
  TOTAL EXPENSES                                (4,755)                 (1,341)

  Earnings before income taxes                    6,953                   2,051

Statutory Capital and Surplus:
  Pafco                                          18,674                  13,423
  IGF                                            33,003                  10,488
  Superior                                       58,023                  51,681

Consolidated gross premiums written increased 213.6% due to growth in both the nonstandard auto and crop segments.

Gross premiums written for the nonstandard auto segment increased 318.8%. Such increase was due primarily to gross premiums written from Superior of $56,925,000 for the three months ended March 31, 1997, internal growth due to improved service, certain product improvements and tougher uninsured motorist laws in states such as California and Florida.

Gross premiums written for the crop segment increased 141.6%. Such increase was due continued industry privatization and aggressive marketing efforts. Premiums reported in the first three months of each year generally do not include significant crop hail premiums since most of the policies are written in the second quarter. In the first quarter of 1997, the Company recorded approximately $12,000,000 of crop hail gross premiums written as acreage reports were processed faster than in prior years. However, very little of these premiums have been earned.

Remaining gross written premiums represent commercial business which was ceded 100% effective January 1, 1996 to an affiliate, Granite Reinsurance Company Ltd.

In 1997, the Company ceded $15,477,000 of nonstandard automobile premiums as part of a 20% quota share treaty instituted January 1, 1997. No such treaty was in effect during 1996. Due to the growth in premiums and the corresponding lag in statutory earnings, the Company's subsidiaries needed to cede premiums in excess of a ratio to statutory surplus of 3.15:1 in order to maintain compliance with debt covenants. The Company was in compliance with all debt covenants as of March 31, 1997. It is expected that such cession will continue as the Company explores alternative financing plans.

Increases in net premiums earned for the three months ended March 31, 1997 as compared to the corresponding period of the prior year reflects the strong growth in written premiums offset by the effects of the nonstandard automobile quota share.

Net investment income increased $1,880,000 for the three months ended March 31, 1997 as compared to the corresponding period of the prior year. Such increase was due primarily to investment income from Superior of $1,838,000. The remaining increase was due to greater invested assets.

Other income increased $4,061,000 for the three months ended March 31, 1997 as compared to the corresponding period of the prior year. Such increase was due to billing fee income on nonstandard automobile business at Superior of $2,111,000 and due to an increase in the in-force policy count. There was also an increase in the receipt of CAT Coverage fees and CAT LAE reimbursement payments due to higher premium volume.

Realized gains of $942,000 in the first quarter of 1997 was due primarily to a change in equity managers and a repositioning of the portfolio.

The loss ratio for the nonstandard automobile segment in 1997 was 71.7% as compared to 62.9% in 1996. The increase in the loss ratio primarily reflects the significant growth in volume since the first quarter of 1996 and has decreased from 77.2% in the fourth quarter of 1996 and 73.7% for all of 1996. Crop hail loss ratios in the first quarter do not have significant impact on consolidated earnings.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company combined with a higher percentage of net premiums retained and offset by increases in reinsurance commission income. Policy acquisition and general and administrative expenses rose to $13,012,000 or 20.6% of net premium earned for the three months ended March 31, 1997 compared to $3,669,000 or 26.6% of net premium earned in the corresponding period of 1996. There is a disproportionate relationship between increased operating expenses and increased net retention of business. The expense ratio, gross of billing fees, for the nonstandard segment improved to 27.1% in 1997 as compared to 38.0% in 1996, due to technological and operational efficiencies, economies of scale and tighter expense controls.

Due to the unique accounting for the crop insurance segment, operating expenses for the three months ended March 31, 1997 includes a contribution to earnings of $4,766,000, as compared to a comparable amount of $1,833,000 for 1996. Such increase was due to greater Buy-up Expense Reimbursement Payments and MPCI underwriting gain due to increased premium volumes. The MPCI underwriting gain was also increased by improved loss experience on winter wheat.

Interest expense increased $1,122,000 for the three months ended March 31, 1997 as compared to the corresponding period in the prior year due primarily to interest incurred since April 30, 1996 on the $48 Million of debt incurred to purchase Superior.

The Superior  acquisition  debt is  effectively  fixed at 8.85% through  January
1997, 9.08% through April 1997, 9.24% through July 1997, and 8.80% through October 1999 through an interest rate swap agreement.

The nonstandard automobile quota share treaty reduced premiums earned, losses and LAE incurred and policy acquisition and general administrative expenses by $3,370,000, $2,281,000 and $1,004,000, respectively, for a net pre-tax earnings reduction of $85,000 in the first quarter of 1997. Reduction in expenses reflects ceding commission income net of deferred acquisition cost adjustment. Such impact was relatively immaterial to earnings due to the low ratio of earned to written premiums. There was no significant impact to pre-tax earnings for the crop insurance quota share as no significant premiums were earned in the first quarter.

Income tax expense was 36.1% of pre-tax income in 1997 as compared to 34.0% in 1996. The increase was due to a deferred tax provision of $128,000 for the unremitted earnings of GGSH to SIG. Such tax is provided at the tax effected dividends received rate of 7% of GGSH net earnings less minority interest and will continue unless SIG obtains greater than 80% control of GGSH or GGSH is distributed in a tax-free reorganization.

Financial Condition

The Company's total assets of $427,120,000 at March 31, 1997 increased $82,441,000 from $344,679,000 as of December 31, 1996. Cash and invested assets increased to 199,234,000 at March 31, 1997 from 181,232,000 at December 31, 1996 due to improved cash flow from operations.

The Company's shareholders' equity increased from $60,900,000 at December 31, 1996 to $65,866,000 at March 31, 1997. Long term debt to equity was .41 to 1 at December 31, 1996 and .38 to 1 at March 31, 1997. Both ratios exclude the minority interest portion of long-term debt.

Net cash provided by operating activities improved to $19,163,000 in 1997 from $786,000 in 1996 due to improved earnings and premium growth. This additional cash flow was used to increase invested assets. The contribution from the minority interest owner in 1997 was made to increase the capitalization of GGSH and the Company who contributed its 52% share.

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




Dated: March 31, 1997          By:__/s/ Alan G. Symons_________
                               Alan G. Symons
                               Chief Executive Officer





Dated:  March 31, 1997         By:___/s/ Gary P. Hutchcraft_____
                               Gary P. Hutchcraft
                               Vice President, Treasurer and
                               Chief Financial Officer