Form 10-Q
period 1997-06-30
SYMONS INTERNATIONAL GROUP INC
filed 1997-08-13
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1997, there were 10,450,000 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                                  June 30, 1997

                                                                        Page
                                                                       Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements..................................

        Consolidated Financial Statements:
        Consolidated Balance Sheets at June 30, 1997 and
        December 31, 1996.....................................

        Consolidated Statements of Earnings for the Three
        and Six Months Ended June 30, 1997 and 1996...........

        Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 1997 and 1996.......

        Consolidated Statements of Changes in Stockholders'
        Equity................................................

        Notes to Consolidated Financial Statements............

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................


PART 2  OTHER INFORMATION.....................................


SIGNATURES....................................................

SYMONS INTERNATIONAL GROUP, INC.
PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

These quarterly interim financial statements are unaudited.

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                 June 30,             June 30,
                                                     1997                1996

ASSETS

Investments
  Available for Sale:
  Fixed Maturities, at market                    $143,905             $127,681
  Equity Securities, at market                     32,031               27,920
  Short-term investments, at amortized cost        11,742                9,565
  which approximates market
Real Estate, at cost                                  457                  466
Mortgage Loans                                      2,290                2,430
Other                                                  75                   75
                                                 --------              -------
Total invested assets                             190,500              168,137

Cash and cash equivalents                          18,329               13,095
Receivables, net                                  176,045               65,194
Reinsurance recoverable on paid and unpaid
losses, net                                        70,694               48,294
Prepaid reinsurance premiums                       73,927               14,983
Deferred policy acquisition costs                  13,121               12,800
Deferred income taxes                               2,899                3,329
Property and equipment                              9,555                8,137
Federal income taxes recoverable                      ---                  319
Investments in and advances to related parties      2,418                1,152
Other                                              10,153                9,239
                                                   ------                -----
   Total Assets                                  $567,641             $344,679
                                                 ========              =======
LIABILITIES
Losses and loss adjustment expenses              $137,924             $101,719
Unearned premiums                                 160,741               87,285
Reinsurance payable                               100,475                6,508
Federal income tax payable                          1,594                  ---
Term debt                                          44,872               48,000
Other                                              23,411               18,657
                                                   ------               ------
   Total Liabilities                              469,017              262,169
                                                  -------              -------
Minority Interest in Consolidated Subsidiary       26,724               21,610
                                                   ------               ------
STOCKHOLDERS' EQUITY
Common stock                                       39,019               38,969
Additional paid-in capital                          5,905                5,905
Unrealized gain on investments, net of              2,184                  820
deferred taxes of $2,398 and $625
Retained earnings                                  24,792               15,206
                                                   ------               ------
   Total Stockholders' Equity                      71,900               60,900
                                                   ------               ------
   Total Liabilities and Stockholders' Equity    $567,641             $344,679
                                                 ========              =======

See Notes to Consolidated Financial Statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

                                               For the Three Months Ending:
                                            June 30,                June 30,
                                                1997                    1996



Gross premiums written                      $149,175                $105,528
Less ceded premiums                          (65,441)                (47,216)
                                            --------                --------
Net premiums written                          83,734                  58,312
Change in unearned premiums                  (10,837)                (13,031)
                                            --------                --------
Net premiums earned                           72,897                  45,281
Net investment income                          2,838                     975
Other income                                   5,753                   3,085
Net realized capital gain                        742                     264
                                                 ---                     ---
   Total Revenues                             82,230                  49,605
                                              ------                  ------

Loss and loss adjustment expenses             58,025                  36,312
Policy acquisition and general and            17,514                   8,614
administrative expenses
Interest expense                               1,244                   1,012
                                               -----                   -----
   Total Expenses                             76,783                  45,938
                                              ------                  ------

Income before income taxes and minority        5,447                   3,667
interest
Provision for income taxes                     1,897                   1,037
Minority interest                                127                      88
                                                 ---                      --
   Net Earnings                               $3,677                  $2,718
                                              ======                   =====

Primary Earnings Per Share                     $0.35                   $0.39
                                               =====                    ====
Fully Diluted Earning Per Share                $0.35                   $0.39
                                               =====                   =====
   Weighted Average Shares Outstanding
Primary                                       10,593                   7,000
                                              ======                   =====
Fully Diluted                                 10,631                   7,000
                                              ======                   =====

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)


                                                      For the Six Months Ending:
                                                      June 30,         June 30,
                                                          1997             1996

Gross premiums written                                $279,065         $146,950
Less ceded premiums                                   (128,541)         (69,908)
                                                     ---------         --------
Net premiums written                                   150,524           77,042
Change in unearned premiums                            (14,512)         (17,976)
                                                      --------         --------
Net premiums earned                                    136,012           59,066
Net investment income                                    5,276            1,533
Other income                                            10,791            4,062
Net realized capital gain                                1,684              228
                                                         -----              ---
   Total Revenues                                      153,763           64,889
                                                       -------           ------

Loss and loss adjustment expenses                      103,293           45,275
Policy acquisition and general and                      30,397           12,283
administrative expenses
Interest expense                                         2,744            1,261
                                                         -----            -----
   Total Expenses                                      136,434           58,819
                                                       -------           ------

Income before income taxes and minority                 17,329            6,070
interest

Provision for income taxes                              (6,183)          (1,854)
Minority interest                                       (1,560)              88
                                                       -------               --
   Net Earnings                                          9,586           $4,304
                                                         =====            =====
Primary Earnings Per Share                              $ 0.90           $ 0.61
                                                        ======           ======
Fully Diluted Earning Per Share                         $ 0.90           $ 0.61
                                                        ======           ======
   Weighted Average Shares Outstanding
Primary                                                 10,617            7,000
                                                        ======            =====
Fully Diluted                                           10,636            7,000
                                                        ======            =====

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                  For the Six Months Ending
                                                  June 30,             June 30,
                                                     1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings For The Period                        $9,586               $4,304
Adjustments to reconcile Net Earnings to Net
Cash provided from Operations:
  Minority Interest                                 1,560                 (88)
  Depreciation and Amortization                     1,169                  221
  Deferred income tax expense                      (1,068)                 664
  Net realized capital gain                        (1,684)                (228)
Net changes in operating assets and
liabilities:
  Receivables                                    (110,851)             (48,085)
  Reinsurance recoverable on paid and unpaid      (22,400)             (29,475)
  losses, net
  Prepaid reinsurance premiums                    (58,944)              (3,824)
  Deferred policy acquisition costs                  (321)              (2,888)
  Other assets                                     (1,198)              (3,264)
  Losses and loss adjustment expenses               36,205             (10,216)
  Unearned premiums                                 73,456               52,077
  Reinsurance payables                              93,967               46,349
  Federal income taxes recoverable/(payable)         1,913                 (490)
  Other liabilities                                  5,120                2,925
                                                    ------                -----
Net Cash Provided From Operations                   26,510                7,982
                                                    ------                -----

Cash Flow Used In Investing Activities:
  Cash paid for Superior, net of cash                 ---               (66,389)
  required
  Net (Purchases)/Sales of short-term              (2,177)               11,342
  investments
  Purchases of fixed maturities                   (36,846)              (24,976)
  Proceeds from sales, calls and maturities        20,964                17,896
  of fixed maturities
  Purchase of equity securities                   (15,188)              (86,177)
  Proceeds from sales of equity securities         16,531                65,944
  Proceeds from repayment of mortgage loans           140                   360
  Purchases of property and equipment              (2,294)                 (579)
                                                   -------                 -----
Net Cash Used In Investing Activities             (18,870)              (82,579)
                                                  --------              --------
Cash Flow Provided From/(Used In) Financing
Activities:
  Net proceeds from line of credit and notes          ---                 1,939
  payable
  Proceeds/(payment) related to long-term debt     (3,128)               48,000
  Contribution from minority interest owner         2,304                21,200
  Loans to related parties                         (1,582)                1,147
                                                   -------                -----
Net Cash Provided From/(Used In) Financing
Activities                                         (2,406)               72,286
                                                   -------               ------
Increase/(Decrease) In Cash And Cash Equivalents    5,234                (2,311)
Cash and Cash Equivalents, Beginning of Period     13,095                 2,311
                                                   ------                 -----
Cash and Cash Equivalents, End of Period         $ 18,329               $   ---
                                                 ========               =======

See Notes to Consolidated Financial Statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)


                       Common   Additional  Unrealized   Retained  Total
                       Stock    Paid-In     Gain (Loss)  Earnings  Stockholders'
                                Capital     on                     Equity
                                            Investments
Balance at             $1,000   $ 3,130       $(45)       $5,450   $ 9,535
December 31, 1995
Sale of subsidiary        ---     3,389         ---          ---     3,389
stock
Change in                 ---       ---         529          ---       529
unrealized loss on
investments, net
of deferred taxes
Net Earnings              ---       ---         ---        4,304     4,304
                          ---       ---         ---        -----     -----
Balance at June         1,000     6,519        (484)       9,754    17,757
30, 1996
Sale of subsidiary        ---      (614)        ---          ---      (614)
stock
Change in                 ---       ---         336          ---       336
unrealized loss on
investments, net
of deferred taxes
Issuance of common     37,969       ---         ---          ---    37,969
stock
Dividend to parent        ---       ---         ---       (3,500)   (3,500)
Net Earnings              ---       ---         ---        8,952     8,952
                          ---       ---         ---        -----     -----
Balance at             38,969     5,905         820       15,206    60,900
December 31, 1996
Adjustment of
offering costs             50       ---         ---          ---        50
Change in                 ---       ---       1,364          ---     1,364
unrealized gain on
investments, net
of deferred taxes
Net Earnings              ---       ---         ---        9,586     9,586
                          ---       ---         ---        -----     -----
Balance at June      $ 39,019   $ 5,905    $  2,184      $24,792    $71,900
30, 1997             ========   =======    ========      =======    =======

See Notes to Consolidated Financial Statements

                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                For The Three and Six Months Ended June 30, 1997

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

NOTE 2 - REINSURANCE

In order to reduce risk and increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of its ultimate liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to risks ceded to reinsurers should a reinsurer fail. Effective January 1, 1996 reinsurance was placed as follows: For the nonstandard automobile segment, the Company purchases excess of loss and catastrophic protections which result in minimum ceded premium in proportion to gross written premiums. For the crop segment, the Company reinsures to the federal government Federal Crop Insurance Corporation ("FCIC") program all of its Multi-Peril Crop Insurance ("MPCI") business which has a back-end underwriting gain or loss feature. The Company reinsures stop-loss protection to affiliates and third party reinsurers on its MPCI business. Regarding the crop hail line of business, the Company also carries an excess of loss (stop-loss) protection with third party reinsurers. Effective January 1, 1997, the Company ceded 20% of its new and renewal nonstandard automobile business and 40% of its crop hail business and 50% of its crop named peril business under certain quota share arrangements. Granite Re, an affiliate, is a participant in the 20% quota share treaty, receiving 10% of the ceded nonstandard automobile business.

The effects of reinsurance are as follows:

NOTE 3
SYMONS INTERNATIONAL GROUP, INC.
Analysis of Effects of Reinsurance
(in thousands)


                      For the three months ended      For the six months ended
                        June 30,      June 30,          June 30,       June 30,
                            1997          1996              1997           1996
Premiums Written
  Gross                 $149,175      $105,528          $279,065       $146,950
  Ceded                 (65,440)      (47,216)         (128,541)        (69,980)
                        --------      --------         ---------       --------
  Net                    $83,735       $58,312          $150,524        $77,042
                         =======       =======          ========        =======
Premiums Earned
  Gross                  $80,796       $81,252          $205,609        107,728
  Ceded                  (7,899)      (35,971)          (69,597)        (48,662)
                         -------      --------          --------        --------
  Net                    $72,897       $45,281          $136,012        $59,066
                         =======       =======          ========        =======
Losses and LAE
Incurred
  Gross                  $94,080       $63,913          $154,346        $77,884
  Ceded                 (36,055)      (27,601)          (51,053)        (32,609)
                        --------      --------          --------        --------
  Net                    $58,025       $36,312          $103,293         $45,275
                         =======       =======          ========         =======


                         June 30, 1997                December 31, 1996
Unearned Premiums
  Gross                      $160,741                      $87,285
  Ceded                       (73,927)                     (14,983)
                              --------                     --------
  Net                         $86,814                      $72,302
                              ========                     ========
Outstanding Claims
  Gross                      $137,924                     $101,719
  Ceded                       (62,080)                     (29,459)
                              --------                     --------
  Net                         $75,844                      $72,260
                              =======                      =======

NOTE 3 - CONTINGENT LIABILITY

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

NOTE 4 - EARNINGS PER SHARE

Primary and fully diluted earnings per share for the three and six months ending June 30, 1997 were computed using actual weighted average shares outstanding during 1997 of 10,450,000 plus 143,000 and 167,000 assumed shares from stock option proceeds calculated based upon the treasury stock method. Weighted average shares outstanding for 1996 was based on 7,000,000 shares actually outstanding.

NOTE 5 - SUBSEQUENT EVENTS

On August 12, 1997, the Company issued $ 135,000,000 in Trust Originated Preferred Securities ("Preferred Securities"). These Preferred Securities were offered through a wholly-owned trust subsidiary of the Company and are backed by Senior Subordinated Notes to the Trust from the Company. These Preferred Securities were offered under Rule 144A of the SEC ("Offering") and the Company will ultimately file a Form S-1 Registration Statement. The proceeds of the Offering were used to repurchase the remaining minority interest in GGSH for $61 million, repay the balance of the GGS Senior Credit Facility of $44.9 million and the Company expects to contribute the balance, after expenses, of approximately $24 million to the nonstandard automobile insurers. Expenses of the issue will aggregate 4.9 million and will be amortized over the term of the Preferred Securities (30 years). In the third quarter the Company will write-off the remaining unamortized costs of the GGS Senior Credit Facility of approximately $1.4 million pre-tax or approximately $0.09 per share.

The excess of the acquisition price over the minority interest liability aggregated approximately $34,000,000 and was assigned to goodwill as the fair market value of acquired assets approximating their carrying value. Goodwill will be amortized over 25 years to match management's expectations of the expected benefit period.

The Preferred Securities have a term of 30 years with semi-annual interest payments due at 9.50%. The Preferred Securities may be redeemed in whole or in part after 10 years.

Assuming this offering took place at January 1, 1997, the proforma effect of this offering on the Company's consolidated statement of earnings for the six months ended is as follows:
                                            June 30, 1997
                                              Unaudited

Revenues                                      $ 153,763
Net earnings                                  $   8,089
Net earnings per common share                 $    0.76

The aforementioned proforma results do not include the effects of the write-off of the debt issuance cost to be recorded in the third quarter. The aforementioned proforma amounts are dilutive because of the additional reserve adjustment to the non-standard auto operations in the second quarter and the non-inclusion of investment income on the additional proceeds from the offering. The Company expects based on projected premium volumes and results of operations for the non-standard division that this transaction will be accretive to earnings in future years.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

GGS Management Holdings, Inc. ("GGSH"), through its wholly owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 1,300 independent agencies in 39 states.

MPCI is a government-sponsored program with accounting treatment which differs in certain respects from the more traditional property and casualty insurance lines. For income statement purposes under Generally Accepted Accounting Principles (GAAP), Gross Premiums Written consist of the aggregate amount of MPCI premiums paid by farmers for "Buy-up Coverage" (MPCI coverage in excess of CAT Coverage), and any related federal premium subsidies, but do not include MPCI premium on CAT Coverage (the minimum available level of MPCI Coverage). By contrast, Net Premiums Written does not include any MPCI Premiums or subsidies, all of which are deemed to be ceded to the FCIC as a reinsurer. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a complex profit sharing formula established by law and the FCIC. For GAAP income statement purposes, any such profit or loss sharing earned or payable by the Company is treated as an adjustment to commission expense and is included in policy acquisition and general and administrative expenses.

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of Gross Premiums Written for each Buy-up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment"), (ii) an LAE Reimbursement Payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"), and (iii) a small excess LAE reimbursement payment of two hundredths of one percent (.02%) of MPCI Retention (as defined herein) to the extent the Company's MPCI Loss Ratios on a per state basis exceed certain levels (the "MPCI Excess LAE Reimbursement Payment"). For 1997 and 1996, the Buy-up Expense Reimbursement Payment has been set at 29% and 31%, respectively, of the MPCI Premium. For GAAP income statement purposes, the Buy-up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as other income.

The Company is currently negotiating the 1998 Standard Reinsurance Agreement with the FCIC. The current government proposal is to reduce the Buy-Up Expense Reimbursement Payment to 27 to 28%. The negotiations are on-going and the ultimate results cannot be determined at this time. There can be no assurance that the Company will negotiate terms which are favorable to the Company.

On June 9, 1997, the Secretary of Agriculture announced that the USDA would no longer provide CAT Coverage through USDA offices in any state for the 1998 crop year. This is to be implemented by a transferring of CAT policies to the various members of the crop insurance industry. At this time, the Company has been preliminarily informed that it will receive approximately 17,000 policies that were formerly written by USDA offices, although there can be no assurance that the Company will receive this number of policies. Based on historical, per-policy averages, the Company has preliminarily estimated that it will receive approximately an additional $6 to $7 million in premiums from such transferred policies, however, there can be no assurance that this number will be realized. This estimate assumes that IGF will retain 100% of such premiums.

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

Results of Operations

For the three and six months ended June 30, 1997, the Company recorded net earnings of $3,677,000 and $ 9,586,000 or $0.35 and $0.90 per share. This is approximately a 35.3% and 123% increase from 1996 comparable amounts of $2,718,000 and $4,304,000 or $0.39 and $0.61 per share. The improved earnings for the six months ended were attributable to continued premium growth and improved expense ratios of the nonstandard automobile segment and continued growth and profit in the crop segment. The improvement for the three months ended relates to the growth and profitability of the crop segment. The crop segment demonstrated enhanced profitability due to higher volume as well as normal crop underwriting expectations.

                                                For the three months ended
                                                          June 30,
                                              1997                        1996
Nonstandard-Automobile Insurance
Operations:
  Gross premiums written                   $90,481                     $44,368
                                           =======                      ======
  Net premiums written                     $74,255                     $41,922
                                           =======                      ======
  Net premiums earned                      $65,139                     $39,218
  Net investment income                      2,756                       1,039
  Other income, principally billing          4,305                       1,742
  fees
  Net realized capital gain                    742                         264
                                               ---                         ---
     TOTAL REVENUES                         72,942                      42,263
                                            ------                      ------
  Losses and loss adjustment expenses       53,756                      30,266
  Policy acquisition and general and        18,368                      10,600
  administrative expenses
  Interest and amortization of               1,227                         696
                                             -----                         ---
  intangibles
     TOTAL EXPENSES                         73,351                      41,562
                                            ------                      ------
  Earnings/(loss) before income taxes       $ (409)                       $701
                                            ======                        ====

GAAP Ratios
(Nonstandard Automobile Only):
  Loss and LAE Ratio                         82.5%                       77.2%
  Expense ratio, net of billing fees         21.6%                       22.6%
                                             -----                       -----
  Combined ratio                            104.1%                       99.8%
                                            ======                       =====

Without  the $ 5.3  million  reserve  increase,  the  ratios  would have been as follows:
  Loss and LAE Ratio                         74.4%                       77.2%
  Expense ratio, net of billing fees         21.6%                       22.6%
                                             -----                       -----
  Combined ratio                             96.0%                       99.8%
                                             =====                       =====

Crop Insurance Operations:
  Gross premiums written                  $56,647                      $59,133
                                          =======                      =======
  Net premiums written                     $9,479                      $14,690
                                           ======                      =======
  Net premiums earned                      $7,758                       $6,063
  Net investment income                        43                          (66)
  Other income                              1,448                          775
  Net realized capital gain (loss)            ---                          ---
                                              ---                          ---
     TOTAL REVENUES                         9,249                        6,772
                                            -----                        -----
  Losses and loss adjustment expenses       4,269                        6,047
                                            =====                        =====
  Policy acquisition and general and       (1,260)                      (2,433)
  administrative expenses
  Interest expense                             13                           25
                                               --                           --
     TOTAL EXPENSES                         3,022                        3,639
                                            -----                        -----
  Earnings before income taxes             $6,227                       $3,133
                                           ======                       ======

                                                   For the six months ended
                                                            June 30,
                                                  1997                   1996
Nonstandard-Automobile Insurance
Operations:
  Gross premiums written                      $165,547                $62,290
                                              ========                =======
  Net premiums written                        $133,843                $62,089
                                              ========                =======
  Net premiums earned                         $128,244                $52,844
  Net investment income                          5,094                  1,435
  Other income, principally billing              7,204                  2,333
  fees
  Net realized capital gain                      1,684                    212
                                                 -----                    ---
     TOTAL REVENUES                            142,226                 56,824
                                               -------                 ------
  Losses and loss adjustment expenses           99,024                 38,831
  Policy acquisition and general and            35,492                 15,774
  administrative expenses
  Interest and amortization of                   2,711                    696
                                                 -----                    ---
  intangibles
     TOTAL EXPENSES                            137,227                 55,301
                                               -------                 ------
  Earnings before income taxes                  $4,999                 $1,523
                                                ======                 ======
GAAP Ratios
(Nonstandard Automobile Only):
  Loss and LAE Ratio                             77.2%                  73.5%
  Expense ratio, net of billing fees             22.1%                  25.4%
                                                 -----                  -----
  Combined ratio                                 99.3%                  98.9%
                                                 =====                  -----

Without the reserve increase of $5.3 million, the ratios would have been as follows:
   Loss and LAE Ratio                            73.1%                 73.5%
   Expense ratio, net of billing fees            22.1%                 25.4%
                                                 -----                 -----
   Combined ratio                                95.2%                 98.9%
                                                 =====                 =====
Crop Insurance Operations:
  Gross premiums written                      $108,356              $80,537
                                              ========              =======
  Net premiums written                         $16,680              $14,953
                                               =======              =======
  Net premiums earned                           $7,768               $6,222
  Net investment income                             92                   96
  Other income                                   3,587                1,148
  Net realized capital gain                         --                   16
                                                    --                   --
     TOTAL REVENUES                             11,447                7,482
                                                ------                -----
  Losses and loss adjustment expenses            4,269                6,444
  Policy acquisition and general and            (6,026)              (4,266)
  administrative expenses
  Interest expense                                  24                  120
                                                                        ---
     TOTAL EXPENSES                             (1,733)               2,298
                                               -------                -----
  Earnings before income taxes                 $13,180               $5,184
                                               =======               ======
Statutory Capital and Surplus:
  Pafco                                         17,273              $14,872
                                                ======              =======
  IGF                                           36,760              $11,559
                                                ======              =======
  Superior                                      65,018              $48,036
                                                ======              =======

Consolidated Gross Premiums Written increased 41.4% in the second quarter and 89.9% year-to-date due to growth in both the nonstandard auto and crop segments. Gross Premiums Written for the nonstandard auto segment increased 104% in the second quarter and 166% year-to-date. Such increase was due primarily to Gross Premiums Written from Superior of $71,921,000 and $128,846,000 for the three and six months ended June 30, 1997, as compared to $25,202,000 in 1996 subsequent to its acquisition on April 30, 1996. While a portion of this increase relates to four additional months of premium in 1997 of Superior, additional premium growth relates to internal growth due to improved service, certain product improvements and tougher uninsured motorist laws in states such as California and Florida. Such increase was primarily due to volume rather than rate increases, although the Company adjusts rates on an ongoing basis. Gross Premiums Written for the crop segment decreased 4.2% in the second quarter and increase 34.5%
year-to-date. The year-to-date increase was due to continued industry privatization and aggressive marketing efforts, while the decrease in the second quarter is a reflection of timing of processing of acreage reports. Remaining gross written premiums represent commercial business which was ceded 100% effective January 1, 1996 to an affiliate, Granite Reinsurance Company Ltd.

Net Premiums Written increased in the second quarter and year-to-date for 1997 as compared to 1996 due to the growth in Gross Premiums Written offset by quota share Reinsurance.

In 1997, the Company ceded $15,876,000 and $31,363,000 of nonstandard automobile premiums during the second quarter and year-to-date as part of a 20% quota share treaty instituted January 1, 1997. No such treaty was in effect during 1996. In 1997, the Company ceded $6,903,00 and $11,805,000 of crop hail premiums during the second quarter and year-to-date as part of a 40% quota share treaty instituted January 1, 1997. In 1996, crop hail premiums were ceded at a rate of 10%. The nonstandard automobile quota share Reinsurance treaty is not expected to continue in effect subsequent to the Offering of the Preferred Securities.

Net Premiums Earned increased for the three and six months ended June 30, 1997 as compared to the corresponding periods of the prior year, reflecting the strong growth in Gross Written Premiums offset by the effects of the nonstandard automobile and crop hail quota share treaties.

Net investment income increased $1,863,000 and $3,743,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods of the prior year. Such increases were due primarily to investment income from Superior and greater invested assets.

Other income increased $2,668,000 and $6,729,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods of the prior year. Such increases were due to billing fee income on nonstandard automobile business at Superior and due to an increase in the in-force policy count. There was also an increase in the receipt of CAT Coverage Fees and CAT LAE Reimbursement Payments due to higher premium volume.

Realized gains of $1,684,000 in 1997 were due primarily to a change in equity managers and a repositioning of the portfolio.

The Loss and LAE Ratio for the nonstandard automobile segment was 82.5% and 77.2% for the three and six months ended June 30, 1997 as compared to 77.2% and 73.5% for the corresponding periods in 1996. The Company, as part of management's actions to reduce costs and combine operations of the nonstandard automobile division, combined the claims management as well as the reserving philosophies of Superior Insurance Company with Pafco General Insurance Company, the two nonstandard automobile insurance companies in the Group. In order to align the different reserving philosophies of its two subsidiaries, the Company adopted the more conservative methodology for the combined business which required an increase of reserves of $5.3 million. This adjustment increased the second quarter and year-to-date 1997 loss ratio by 8.1% and 4.1%. While the Company believes those actions were necessary, the establishment and monitoring of reserve levels are a highly subjective process involving numerous estimates and assumptions. Therefore, actual results may differ from current estimates. The Crop Hail Loss Ratio in 1997 is 54.2% compared to 61.0% in 1996.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company combined with a higher percentage of net premiums retained and offset by increases in reinsurance commission income. Policy acquisition and general and administrative expenses rose to $17,514,000 and $30,397,000 or 24.0% and 22.4% of Net Premium Earned for the three and six months ended June 30, 1997 compared to $8,614,000 and $12,283,000 or 19.0% and 20.8% of Net Premium Earned in the corresponding periods of 1996. Such increase was due to a higher mix of nonstandard automobile premiums in 1997 as compared to 1996. The Expense Ratio, net of billing fees, for the nonstandard automobile segment improved to 21.6% and 22.1% for the three and six months ended June 30, 1997 as compared to 22.6% and 25.4% for the corresponding periods in 1996, due to technological and operational efficiencies, economies of scale and tighter expense controls.

Due to the accounting for the crop insurance segment, operating expenses for the three and six months ended June 30, 1997 includes a contribution to earnings of $1,260,000 and $6,026,000, as compared to comparable amounts of $2,433,000 and $4,266,000 for the corresponding periods in 1996. Such increase was due to greater Buy-up Expense Reimbursement Payments and MPCI underwriting gain due to increased premium volumes.

The nonstandard automobile quota share treaty reduced premiums earned, losses and LAE incurred and policy acquisition and general administrative expenses by $12,442,000, $8,631,000 and $3,501,000, and $15,812,000, $10,912,000, and
$4,505,000, respectively, for the three and six months ending June 30, 1997, for a net pre-tax earnings reduction of $310,000 and $395,000 in the three and six months ending June 30, 1997. Reduction in expenses reflects ceding commission income net of a deferred acquisition cost adjustment.

Interest expense increased $232,000 and $1,483,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods in the prior year due primarily to interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility will be repaid with the proceeds from the Offering of the Preferred Securities.

Income tax expense was 34.8% and 35.7% of pre-tax income for the three and six months ended June 30, 1997 as compared to 28.3% and 30.5% in 1996. The increase was due to the Company's selling of its tax exempt investments in the second half of 1996 as part of its restructuring of the investment portfolios.

Financial Condition and Capital Reserves and Liquidity

The Company's total assets of $567,641,000 at June 30, 1997 increased $222,962,000 from $ 344,679,000 as of December 31, 1996. The primary reasons for this increase were an increase of $27,597,000 in cash and invested assets and increases in receivables and reinsurance assets due to growth in premium volume. The increase in cash and invested assets was due to the increase in cash flow from operations. The Company did not significantly change its investment mix or philosophy in 1997.

The primary source of funds available to the Company as a holding company are dividends from its primary subsidiaries, IGF, IGF Holdings and GGS Management. Subsequent to the Offering of the Preferred Securities and the repayment of the GGS Senior Credit Facility and purchase of the remaining 48% minority interest, GGS Management will have no dividend restrictions. The Company also receives $150,000 quarterly pursuant to an administration agreement with IGF to cover the costs of executive management, accounting, investing, marketing, data processing and reinsurance.

GGS Management collects billing fees charged to policyholders of Pafco and Superior who elect to make their premium payments in installments. GGS Management also receives management fees under its management agreement with Pafco and Superior. When the Florida Department approved the acquisition of Superior by GGS Holdings, it prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of Acquisition without the prior written approval of the Florida Department, and extraordinary dividends, within the meaning of the Indiana Insurance Code, cannot be paid by Pafco without the prior approval of the Indiana Commissioner. The management fees charged to Pafco ad Superior by GGS Management are subject to review by the Indiana and Florida Departments.

The nonstandard automobile insurance subsidiaries' primary source of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, operating expenses (primarily management fees), commissions, dividends and the purchase of investments. There is variability to cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company has experienced an increase in its investment portfolio and has not experienced any problems with meeting its obligations for claims payments or management fees.

The Company is also in the process of preparing a management agreement between IGF and IGF Holdings similar to that for the nonstandard automobile operations in which IGF will pay IGF Holdings certain management fees for services rendered by IGF Holdings for IGF. IGF Holdings has no limitations on dividends to the Company thus providing a cash flow stream other than dividends from IGF for amounts in excess of IGF Holding's expenses. As of December 31, 1996, IGF has the ability to pay $12, 122,000 in dividends without prior regulatory approval.

Cash flows in the Company's MPCI business differ from cash flows from certain more traditional lines. The Company pays insured losses to farmers as they are incurred during the growing season, with the full amount of such payments being reimbursed to the Company by the federal government within three business days. MPCI premiums are not received from farmers until covered crops are harvested. Such premiums are required to be paid over in full to the FCIC by the Company, with interest, if not paid by a specified date in each crop year.

During 1996, IGF continued the practice of borrowing funds under a revolving line of credit to finance premium payables to the FCIC on amounts not yet received from farmers (the "IGF Revolver"). The maximum borrowing amount under the IGF Revolver is $7,000,000. IGF has not borrowed on this line in 1997.

Net cash provided by operating activities in 1997 aggregated $26,510,000 compared to $7,982,000 in 1996. This increase in funds provided was caused by additional cash of $4,690,000 from net earnings adjusted for non-cash expenses and realized gains or losses, continued premium growth and the normal receipt of funds from the FCIC in the first quarter on the crop insurance operations.

Net cash used in investing activities decreased from $82,579,000 in 1996 to $18,870,00 in the first quarter of 1997 reflecting the acquisition of Superior in 1996 offset in part by the application of funds received from operating activities. The proceeds from sales of equity securities of $16,531,000 in 1997 reflects a change in investment managers and a restructuring of the portfolio rather than a liquidation for operating cash needs.

In 1997, financing activities used cash of $2,406,000 compared to cash provided of $72,286,000 in 1996. The Company paid principal of $3,128,000 on its Term Debt as scheduled. The contribution from the GS Funds of $2,304,000 represents a contribution to GGS Holdings that was ultimately contributed to the insurance subsidiaries for surplus. The Company also contributed cash to maintain its 52% share. The crop insurance segment had no need to borrow funds on its revolver in 1997 due to the proceeds it received from the initial public offering and continued growth and profitable operations.

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




Dated: August 12, 1997           By:__/s/ Alan G. Symons____________________
                                 Alan G. Symons
                                 Chief Executive Officer





Dated: August 12, 1997           By:__/s/ Gary P. Hutchcraft________________
                                 Gary P. Hutchcraft
                                 Vice President, Treasurer and
                                 Chief Financial Officer