Form 10-Q
period 1997-09-30
SYMONS INTERNATIONAL GROUP INC
filed 1997-11-12
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 12, 1997, there were 10,450,000 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                               September 30, 1997
                                      Page
                                     Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements................................................  3

        Consolidated Financial Statements:
        Consolidated Balance Sheets at September 30, 1997 and
           December 31, 1996................................................  4

        Consolidated Statements of Earnings for the Three
        and Nine Months Ended September 30, 1997 and 1996...................  5

        Consolidated Statements of Cash Flows
        for the Nine Months Ended September 30, 1997 and 1996...............  7

           Consolidated Statements of Changes in Stockholders'
           Equity...........................................................  8

        Notes to Consolidated Financial Statements..........................  9

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 12

PART 2  OTHER INFORMATION................................................... 21

SIGNATURES.................................................................. 22

SYMONS INTERNATIONAL GROUP, INC.
PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

These quarterly interim financial statements are unaudited.

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                              September 30,      December 31,
                                                  1997              1996
ASSETS

Investments
  Available for Sale:
  Fixed Maturities, at market                    $169,086       $127,681
  Equity Securities, at market                     39,022         27,920
  Short-term investments, at amortized cost
  which approximates market                        18,298          9,565
Real Estate, at cost                                  455            466
Mortgage Loans                                      2,250          2,430
Other                                                 133             75
                                                      ---             --
Total invested assets                             229,244        168,137

Cash and cash equivalents                           9,155         13,095
Receivables, net                                  163,551         65,194
Reinsurance recoverable on paid and unpaid
losses, net                                       148,099         48,294
Prepaid reinsurance premiums                       34,363         14,983
Deferred policy acquisition costs                  11,769         12,800
Deferred income taxes                               2,128          3,329
Property and equipment                             11,100          8,137
Federal income taxes recoverable                      ---            319
Investments in and advances to related parties      1,984          1,152
Intangibles                                        44,042          4,881
Other                                               6,443          4,358
                                                    -----          -----
   Total Assets                                  $661,878       $344,679
                                                 ========       ========
LIABILITIES
Losses and loss adjustment expenses              $193,643       $101,719
Unearned premiums                                 115,497         87,285
Reinsurance payable                               109,804          6,508
Federal income tax payable                          1,558            ---
Term debt                                             ---         48,000
Other                                              24,758         18,657
                                                   ------         ------
   Total Liabilities                              445,260        262,169
                                                  -------        -------
Minority Interest:
  Preferred Securities                            135,000            ---
                                                  -------            ---
  Equity in net assets of subsidiary                  ---         21,610
                                                      ---         ------
STOCKHOLDERS' EQUITY
Common stock                                       39,019         38,969
Additional paid-in capital                          5,905          5,905
Unrealized gain on investments, net of
deferred taxes of $3,189 and $625                   5,890            820
Retained earnings                                  30,804         15,206
                                                   ------         ------
   Total Stockholders' Equity                      81,618         60,900
                                                   ------         ------
   Total Liabilities and Stockholders' Equity    $661,878       $344,679
                                                 ========       ========
See Notes to Consolidated Financial Statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                             For the Three Months Ending:
                                             September 30,   September 30,
                                                 1997            1996

Gross premiums written                         $103,919         $71,813
Less ceded premiums                            (37,554)         (7,383)
                                               --------         -------
Net premiums written                             66,365          64,430
Change in unearned premiums                       5,679           4,664
                                                  -----           -----
Net premiums earned                              72,044          69,094
Fee income                                        4,199           1,608
Net investment income                             2,900           2,844
Net realized capital gain/(loss)                  3,782           (834)
                                                  -----           -----
   Total Revenues                                82,925          72,712
                                                 ------          ------

Loss and loss adjustment expenses                53,903          47,942
Policy acquisition and general and
administrative expenses                          15,803          13,829
Amortization of intangibles                         393             211
Interest expense                                    540           1,688
                                                    ---           -----
   Total Expenses                                70,639          63,670
                                                 ------          ------

Earnings before income taxes, minority
interest and extraordinary item                  12,286           9,042
Provision for income taxes                        4,271           3,133
                                                  -----           -----
Earnings before minority interest and
extraordinary item                                8,015           5,909
Minority Interest:
   Distributions on preferred securities,
   net of tax                                     1,025             ---
   Equity in earnings of subsidiary                 264           1,320
                                                    ---           -----
Earnings before extraordinary item                6,726           4,589
Extraordinary item, net of tax ($0.07 per
share)                                              713             ---
                                                    ---             ---
   Net Earnings                                  $6,013          $4,589
                                                 ======          ======

Primary Earnings Per Share                        $0.56           $0.66
Fully Diluted Earnings Per Share                  $0.55           $0.66
Weighted Average Shares Outstanding
   Primary                                       10,773           7,000
                                                 ======           =====
   Fully Diluted                                 10,843           7,000
                                                 ======           =====

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)



                                                For the Nine Months Ending:

                                                September 30,    September 30,
                                                     1997             1996


Gross premiums written                               $382,984         $218,763
Less ceded premiums                                 (166,096)         (77,291)
                                                    ---------         --------
Net premiums written                                  216,888          141,472
Change in unearned premiums                           (8,832)         (13,312)
                                                      -------         --------
Net premiums earned                                   208,056          128,160
Fee income                                             14,990            5,670
Net investment income                                   8,176            4,377
Net realized capital gain (loss)                        5,466            (606)
                                                        -----            -----
   Total Revenues                                     236,688          137,601
                                                      -------          -------

Loss and loss adjustment expenses                     157,196           93,217
Policy acquisition and general and
administrative expenses                                46,200           26,112
Amortization of intangibles                               687              211
Interest expense                                        2,991            2,949
                                                        -----            -----
   Total Expenses                                     207,074          122,489
                                                      -------          -------

Earnings before income taxes, minority
interest and extraordinary item                        29,614           15,112
                                                                        ======
Provision for income taxes                             10,454            4,987
                                                       ------            -----
Earnings before minority interest and
extraordinary item                                     19,160           10,125
Minority Interest:
   Distributions on preferred securities                1,025              ---
   Equity on earnings of subsidiary                     1,824            1,232
                                                        -----            -----
Earnings before extraordinary item                     16,311            8,893
Extraordinary item ($0.07 per share)                      713              ---
                                                      -------           ------
   Net Earnings                                       $15,598           $8,893
                                                      =======           ======

Primary Earnings Per Share                              $1.46            $1.27
Fully Diluted Earnings Per Share                        $1.46            $1.27
Weighted Average Shares Outstanding
   Primary                                             10,669            7,000
                                                       ======            =====
   Fully Diluted                                       10,705            7,000
                                                       ======            =====

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                    For the Nine Months Ending
                                                   September 30,   September 30,
                                                        1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings For The Period                            $15,598        $8,893
Adjustments to reconcile Net Earnings to Net Cash
provided from Operations:
  Equity in earnings of subsidiary                       1,824         1,232
  Depreciation and Amortization                          1,192           257
  Deferred income tax expense                          (1,074)         (166)
  Net realized capital(gain)/loss                      (5,466)           606
Net changes in operating assets and liabilities:
  Receivables                                         (98,357)      (47,940)
  Reinsurance recoverable on paid and unpaid
  losses, net                                         (99,805)      (35,101)
  Prepaid reinsurance premiums                        (19,380)       (7,180)
  Deferred policy acquisition costs                      1,031       (1,982)
  Other assets                                           (276)       (3,722)
  Losses and loss adjustment expenses                   91,924        28,255
  Unearned premiums                                     28,212        18,449
  Reinsurance payables                                 103,296        44,862
  Federal income taxes recoverable/(payable)             1,877         1,626
  Other liabilities                                         14         3,968
                                                            --         -----
Net Cash Provided From Operations                       20,610        12,057
                                                        ------        ------

Cash Flow Used In Investing Activities:
  Cash paid for Superior, net of cash required             ---      (66,389)
  Cash paid for Minority Interest                     (61,000)           ---
  Net (Purchases)/Sales of short-term investments      (8,733)         5,953
  Purchases of fixed maturities                      (198,314)        42,375
  Proceeds from sales, calls and maturities            162,132
  of fixed maturities                                                 28,611
  Purchase of equity securities                       (26,676)      (72,562)
  Proceeds from sales of equity securities              22,256        58,624
  Proceeds from sale of real estate                        ---            15
  Proceeds from repayment of mortgage loans                180           420
  Purchases of property and equipment                  (3,807)         (862)
                                                       -------         -----
Net Cash Used In Investing Activities                (113,962)      (88,565)
                                                     ---------      --------
Cash Flow Provided From Financing Activities:
  Net proceeds from line of credit and notes payable     6,206         8,769
  Proceeds/(payment) related to long-term debt        (48,000)        48,000
  Contribution from minority interest owner              2,304        21,200
  Proceeds from preferred securities, net              130,100           ---
  Loans to related parties                             (1,198)         1,821
                                                       -------         -----
Net Cash Provided From Financing Activities             89,412        79,790
                                                        ------        ------
Increase/(Decrease) In Cash And Cash Equivalents       (3,940)         3,282
Cash and Cash Equivalents, Beginning of Period          13,095         2,311
                                                        ------         -----
Cash and Cash Equivalents, End of Period                $9,155        $5,593
                                                        ======        ======

See Notes to Consolidated Financial Statements


SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)


                         Common     Additional    Unrealized    Retained    Total
                          Stock      Paid-In      Gain (Loss)   Earnings    Stockholders'
                                     Capital      on                        Equity
                                                  Investments
Balance at                $1,000        $3,130        $(45)      $5,450       $9,535
December 31, 1995
Sale of subsidiary           ---         2,788          ---         ---        2,788
stock
Change in                    ---           ---          433         ---          433
unrealized loss on
investments, net
of deferred taxes
Net Earnings                 ---           ---          ---       8,893        8,893
                             ---           ---          ---       -----        -----
Balance at
September 30, 1996        $1,000        $5,918         $388     $14,343     $121,649
                          ======        ======         ====     =======     ========
Balance at
December 31, 1995         $1,000        $3,130        $(45)      $5,450       $9,535
Sale of subsidiary           ---         (614)          ---         ---        (614)
stock
Change in                    ---           ---          336         ---          336
unrealized loss on
investments, net
of deferred taxes
Issuance of common        37,969           ---          ---         ---       37,969
stock
Dividend to parent           ---           ---          ---     (3,500)      (3,500)
Net Earnings                 ---           ---          ---       8,952        8,952
                             ---           ---          ---       -----        -----
Balance at                38,969         5,905          820      15,206       60,900
December 31, 1996
Adjustment of
offering costs                50           ---          ---         ---           50
Change in
unrealized gain on
investments, net
of deferred taxes            ---           ---        5,070         ---        5,070
Net Earnings                 ---           ---          ---      15,598       15,598
                             ---           ---          ---      ------       ------
Balance at               $39,019       $ 5,905      $ 5,890     $30,804      $81,618
                         =======       =======      =======     =======      =======
September 30, 1997

See Notes to Consolidated Financial Statements

                                      -8-

                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             For The Three and Nine Months Ended September 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of Symons International Group, Inc., ("SIG" and the "Company")and its wholly-owned subsidiaries, IGF Insurance Company ("IGF"), GGS Management Holdings, Inc. ("GGSH"), which owns 100% of Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"). Prior to August 12, 1997, GGSH was a 52% owned subsidiary of the Company. The Company is a 67% owned subsidiary of Goran Capital Inc. ("Goran"). The consolidated condensed interim financial statements have been prepared in accordance with Article 3 of Regulation S-X and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

These unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles. All material intercompany amounts have been eliminated.

NOTE 2 - REINSURANCE

In order to reduce risk and increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of its ultimate liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to risks ceded to reinsurers should a reinsurer fail. Effective January 1, 1996 reinsurance was placed as follows: For the nonstandard automobile segment, the Company purchases excess of loss and catastrophic protections which result in minimum ceded premium in proportion to gross written premiums. For the crop segment, the Company reinsures to the Federal Crop Insurance Corporation ("FCIC"), an agency of the United States Department of Agriculture, all of its Multi- Peril Crop Insurance ("MPCI") business which has an underwriting gain or loss feature. The Company reinsures stop-loss protection to affiliates and third party reinsurers on its MPCI and crop hail business. Regarding the crop hail line of business, the Company also carries an excess of loss (stop-loss) protection with third party reinsurers. Effective January 1, 1997, the Company ceded 20% of its new and renewal nonstandard automobile business, 40% of its crop hail business and 50% of its crop named peril business under certain quota share arrangements. Third party reinsurers receive 90% and Granite Re, an affiliate, is a participant in the 20% quota share treaty, receiving 10% of the ceded nonstandard automobile business. Effective October 1, 1997, the nonstandard automobile 20% quota share treaty was reduced to 10% due to increased surplus and capital at Pafco and Superior. Granite Reinsurance Company Ltd. is also a participant in the stop-loss protection on MPCI and crop hail business.

The effects of reinsurance are as follows:

SYMONS INTERNATIONAL GROUP, INC.
Analysis of Effects of Reinsurance
(in thousands)




                     For the three months       For the nine months
                           ended                      ended
                    Sept. 30,   Sept. 30,      Sept.30,    Sept.30,
                      1997        1996           1997        1996
Premiums Written
  Gross              $103,919     $71,813      $382,984    $218,763
  Ceded              (37,554)     (7,383)     (166,096)    (77,291)
                     --------     -------     ---------    --------
  Net                 $66,365     $64,430      $216,888    $141,472
                      =======     =======      ========    ========
Premiums Earned
  Gross              $149,162     $80,409      $354,772    $207,186
  Ceded              (77,118)    (11,315)     (146,716)    (79,026)
                     --------    --------     ---------    --------
  Net                 $72,044     $69,094      $208,056    $128,160
                      =======     =======      ========    ========
Losses and LAE
Incurred
  Gross              $155,192     $60,090      $309,538    $127,253
  Ceded             (101,289)    (12,148)     (152,342)    (34,036)
                    ---------    --------     ---------    --------
  Net                 $53,903     $47,942      $157,196     $93,217
                      =======     =======      ========     =======



                    September 30, 1997  December 31, 1996
Unearned Premiums
  Gross                $115,497              $87,285
  Ceded                 (34,363)             (14,983)
                       --------             --------
  Net                   $81,134              $72,302
                        =======              =======
Outstanding Claims
  Gross                $193,643             $101,719
  Ceded               (110,132)             (29,459)
                      ---------             --------
  Net                   $83,511              $72,260
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

IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 Million as reimbursement for certain expenses. IGF alleges the FCIC wrongfully sought to hold IGF responsible for these expenses. The FCIC counterclaimed for approximately $1.2 Million in claims payments for which the FCIC contends IGF is responsible for as successor to the run-off book of business. On October 27, 1997, IGF reached an agreement with the FCIC to settle the case, with both parties dismissing all claims against one another which were subject to the litigation. The FCIC has agreed to pay IGF a lump sum payment of $60,000.

NOTE 4 - EARNINGS PER SHARE

Primary  and fully  diluted  earnings  per  share for the three and nine  months ending September 30, 1997 were computed using weighted average shares outstanding, which are based upon actual outstanding shares during 1997 of 10,450,000. Weighted average shares outstanding for 1996 was based on 7,000,000 shares actually outstanding.

NOTE 5 - PREFERRED SECURITY OFFERING

On August 12, 1997, the Company issued $135 million in Trust Originated Preferred Securities ("Preferred Securities"). These Preferred Securities were offered through a wholly-owned trust subsidiary of the Company and are backed by Senior Subordinated Notes to the Trust from the Company. These Preferred Securities were offered under Rule 144A of the SEC ("Offering") and, pursuant to the Registration Rights Agreement executed at closing, the Company filed a Form S-4 Registration Statement with the SEC on September 16, 1997 to effect the Exchange Offer. The S-4 Registration Statement was declared effective on September 30, 1997 and the Exchange Offer successfully closed on October 31, 1997. The proceeds of the Offering were used to repurchase the remaining minority interest in GGSH for $61 million, repay the balance of the GGS Senior Credit Facility of $44.9 million and the Company expects to contribute the balance, after expenses, of approximately $24 million to the nonstandard automobile insurers of which $10.5 million was contributed in the third quarter. Expenses of the issue aggregated 4.9 million and will be amortized over the term of the Preferred Securities (30 years). In the third quarter the Company wrote off the remaining unamortized costs of the GGS Senior Credit Facility of approximately $1.1 million pre-tax or approximately $0.07 per share.

The excess of the acquisition price over the minority interest liability aggregated approximately $37,896,000 and was assigned to goodwill as the fair market value of acquired assets approximating their carrying value. Goodwill will be amortized over 25 years to match management's expectations of the expected benefit period.

The Preferred Securities have a term of 30 years with semi-annual interest payments commencing February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years.

The Company shall not, and shall not permit any subsidiary, to incur directly or indirectly, any indebtedness unless, on the date of such Incurrence (and after giving effect thereto), the Consolidated Coverage Ratio exceeds 2.5 to 1. The Coverage Ratio is the aggregate of net earnings, plus interest expense, income taxes, depreciation, and amortization divided by interest expense for the same period.

Assuming this offering took place at January 1, 1997, the proforma effect of this offering on the Company's consolidated statement of earnings for the nine
months ended is as follows:    September 30, 1997
                                   Unaudited
                                 (In thousands)
Revenues                         $ 236,688
Net earnings                     $  13,645
Net earnings per common share       $ 1.28

The aforementioned proforma results do not include the effects of the write-off of the debt issuance cost recorded in the third quarter. The aforementioned proforma amounts are dilutive because of the additional reserve adjustment to the non-standard auto operations in the second quarter and the non-inclusion of investment income on the additional proceeds from the offering. The Company expects based on projected premium volumes and results of operations for the non-standard division that this transaction will be accretive to earnings in future years.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

The Company, through its wholly owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

The Company follows the customary industry practice of reinsuring a portion of its risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. As part of its internal procedures, the Company evaluates the financial condition of each prospective reinsurer before it cedes business to that carrier. Based on the Company's review of its reinsurers' financial health and reputation in the insurance marketplace, the Company believes its reinsurers are financially sound and therefore, can meet their obligations to the Company under the terms of the reinsurance treaties.

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

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 1,300 independent agencies in 40 states.

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

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of Gross Premiums Written for each Buy-up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment"), (ii) an LAE Reimbursement Payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"), and (iii) a small excess LAE reimbursement payment of two hundredths of one percent (.02%) of MPCI Retention (as defined herein) to the extent the Company's MPCI Loss Ratios on a per state basis exceed certain levels (the "MPCI Excess LAE Reimbursement Payment"). For 1998, 1997 and 1996, the Buy-up Expense Reimbursement Payment has been set at 27%, 29% and 31%, respectively, of the MPCI Premium. For GAAP income statement purposes, the Buy-up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as other income.

On June 9, 1997, the Secretary of Agriculture announced that the USDA would transfer to the private sector CAT coverage. At this time, the Company has received approximately 17,000 policies that were formerly written by USDA offices. Based on historical FSA CAT transfer per-policy averages, the Company has preliminarily estimated that it will receive approximately an additional $2 to $3 million in premiums from such transferred policies, however, there can be no assurance that this number will be realized.

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

In addition to crop hail insurance, the Company also sells Named Peril Coverages. These products cover specific crops and are generally written on terms that are specific to the kind of crop and farming practice involved and the amount of actuarial data available. The Company plans to seek potential growth opportunities in this niche market by developing basic policies on a diverse number of named crops grown in a variety of geographic areas and to offer these policies primarily to large producers through certain select agents.

In order to reduce the Company's potential loss exposure under the MPCI program, in addition to Reinsurance obtained from the FCIC, the Company purchases stop-loss Reinsurance from other private insurers. Such Reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop-loss coverage. For crop hail insurance, the Company protects itself with quota share Reinsurance and various layers of stop-loss Reinsurance. Based on a review of the reinsurers' financial health and reputation in the insurance marketplace, the Company believes that the reinsurers for its crop insurance business are financially sound and that they therefore can meet their obligations to the Company under the terms of the Reinsurance treaties.

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

In 1996, the Company instituted a policy of recognizing (i) 35% of its estimated MPCI Gross Premiums Written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter (all winter wheat type policies are recognized in the fourth quarter), (ii) commission expense at a rate of 16% of MPCI Gross Premiums Written recognized and (iii) Buy-up Expense Reimbursement at the applicable rate of MPCI Gross Premiums Written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI Gross Premiums Written for the first nine months based on a re-estimate which takes into account actual gross premiums processed. If an insufficient volume of policies has been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI Gross Premiums Written, unless other circumstances require a different approach. The remaining amount of Gross Premiums Written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and loss information.

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

Results of Operations

For the three and nine months ended September 30, 1997, the Company recorded net earnings of $6,013,000 and $15,598,000 or $0.56 and $1.46 per share, respectively. This is approximately a 31.0% and 75.4% increase from 1996 comparable amounts of $4,589,000 and $8,893,000 or $0.66 and $1.27 per share. The non-standard automobile insurance segment demonstrated improved earnings for the three and nine months ended due to continued premium growth and improved expense ratios. The improvement in crop insurance earnings for the nine months ended relates to growth in market share and favorable underwriting results. Lower earnings in the crop segment in the third quarter reflects timing of recognizing underwriting results. In 1996, early concerns in winter wheat coupled with a late planting and concerns of early frost delayed profit recognition until the third and fourth quarters.

                                                 For the three months ended
                                                       September 30,
                                                       (in thousands)
                                           1997                        1996
Nonstandard-Automobile Insurance
Operations:
  Gross premiums written                  $77,505                     $56,836
                                          =======                     =======
  Net premiums written                    $61,789                     $56,489
                                          =======                     =======
  Net premiums earned                     $61,059                     $54,701
  Fee income                                4,380                       2,486
  Net investment income                     2,702                       2,780
  Net realized capital gain/(loss)          3,837                       (834)
                                            -----                       -----
     TOTAL REVENUES                        71,978                      59,133
                                           ------                      ------
  Losses and loss adjustment expenses      44,873                      38,300
  Policy acquisition and general and
  administrative expenses                  18,170                      15,922
                                           ------                      ------
     TOTAL EXPENSES                        63,043                      54,222
                                           ------                      ------
  Earnings before income taxes              8,935                      $4,911
                                            =====                      ------

GAAP Ratios
(Nonstandard Automobile Only):
  Loss and LAE Ratio                        73.5%                       70.0%
  Expense ratio, net of billing fees        22.6%                       24.6%
                                            -----                       -----
  Combined ratio                            96.1%                       94.6%
                                            =====                       =====

Crop Insurance Operations:
  Gross premiums written                  $23,997                     $14,796
                                          =======                     =======
  Net premiums written                     $4,576                      $7,941
                                           ======                      ======
  Net premiums earned                     $10,985                     $14,393
  Net investment income                        52                          46
  Other income                              (181)                       (895)
  Net realized capital gain (loss)           (55)                         ---
                                             ----                         ---
     TOTAL REVENUES                        10,801                      13,544
                                           ------                      ------
  Losses and loss adjustment expenses       9,030                       9,642
  Policy acquisition and general and
  administrative expenses                 (2,609)                     (1,741)
  Interest expense                             40                         242
                                               --                         ---
     TOTAL EXPENSES                         6,461                       8,143
                                            -----                       -----
  Earnings before income taxes             $4,340                      $5,401
                                           ======                      ======

                                            For the nine months ended
                                                 September 30,
                                                (in thousands)
                                              1997        1996
Nonstandard-Automobile Insurance
Operations:
  Gross premiums written                    $243,052     $119,126
                                            ========     ========
  Net premiums written                      $195,632     $118,578
                                            ========     ========
  Net premiums earned                       $189,303     $107,545
  Fee income                                  11,584        4,819
  Net investment income                        7,796        4,215
  Net realized capital gain/(loss)             5,521        (622)
                                               -----        -----
     TOTAL REVENUES                          214,204      115,957
                                             -------      -------
  Losses and loss adjustment expenses        143,897       77,131
  Policy acquisition and general and
  administrative expenses                     53,662       31,617
                                              ------       ------
     TOTAL EXPENSES                          197,559      108,748
                                             -------      -------
  Earnings before income taxes               $16,645       $7,209
                                             =======       ======
GAAP Ratios
(Nonstandard Automobile Only):
  Loss and LAE Ratio                           76.0%        71.7%
  Expense ratio, net of billing fees           22.2%        24.9%
                                               -----        -----
  Combined ratio                               98.2%        96.6%
                                               =====        =====

Crop Insurance Operations:
  Gross premiums written                    $132,353      $95,332
                                            ========      =======
  Net premiums written                       $21,256      $22,894
                                             =======      =======
  Net premiums earned                        $18,753      $20,615
  Net investment income                          144          142
  Other income                                 3,406          253
  Net realized capital gain                     (55)           16
                                             -------       ------
     TOTAL REVENUES                           22,248       21,026
                                              ------       ------
  Losses and loss adjustment expenses         13,299       16,086
  Policy acquisition and general and
  administrative expenses                    (8,635)      (6,114)
  Interest expense                                 1          469
                                                 ---          ---
     TOTAL EXPENSES                            4,729       10,441
                                               -----       ------
  Earnings before income taxes               $17,519      $10,585
                                             =======      =======
Statutory Capital and Surplus:
  Pafco                                      $23,418
                                             =======
  IGF                                        $40,552
                                             =======
  Superior                                   $71,455
                                             =======

Consolidated Gross Premiums Written increased 44.7% in the third quarter and 75.1% year-to-date due to growth in both the nonstandard auto and crop segments. Gross Premiums Written for the nonstandard auto segment increased 36.4% in the third quarter and 104% year-to-date. While a portion of this increase relates to four additional months of premium in 1997 of Superior, additional premium growth relates to internal growth due to improved service, certain product improvements, tougher uninsured motorist laws in states such as California and Florida and entrance into new states such as Nevada and Oregon. Such increase was primarily due to volume rather than rate increases, although the Company adjusts rates on an ongoing basis. Gross Premiums Written for the crop segment increased 62.2% in the third quarter and increased 38.8% year-to-date. Such increases were due to continued industry privatization and aggressive marketing efforts, resulting in continued increase in market share. Remaining gross written premiums represent commercial business which was ceded 100% effective January 1, 1996 to an affiliate, Granite Reinsurance Company Ltd.

Net Premiums Written increased in the third quarter and year-to-date for 1997 as compared to 1996 due to the growth in Gross Premiums Written offset by quota share reinsurance.

In 1997, the Company ceded $15,716,000 and $47,420,000 of nonstandard automobile premiums during the third quarter and year-to-date as part of a 20% quota share treaty instituted January 1, 1997. No such treaty was in effect during 1996. In 1997, the Company ceded $3,610,000 and $15,415,000 of crop hail premiums during the third quarter and year-to-date as part of a 40% quota share treaty instituted January 1, 1997. In 1996, crop hail premiums were ceded at a rate of 10%. The nonstandard automobile quota share reinsurance treaty was reduced to 10% effective October 1, 1997 following additional capital contributions to the insurance companies from the proceeds of the Preferred Securities Offering.

Net Premiums Earned increased for the three and nine months ended September 30, 1997 as compared to the corresponding periods of the prior year, reflecting the strong growth in Gross Written Premiums offset by the effects of the nonstandard automobile and crop hail quota share treaties.

Fee income increased $2,591,000 and $9,320,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods of the prior year. Such increases were due to billing fee income on nonstandard automobile business from an increase in in-force policy count. There was also an increase in the receipt of CAT Coverage Fees and CAT LAE Reimbursement Payments due to higher premium volume.

Net investment income increased $56,000 and $3,799,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods of the prior year. Such increases were due primarily to investment income from Superior and greater invested assets.

Realized gains of $5,466,000 in 1997 were due primarily to a change in equity managers and a repositioning of the portfolio. Realized gains were particularly strong in the third quarter on the strength of the equity markets and corresponding sales of securities that had reached targeted pricing levels.

The Loss and LAE Ratio for the nonstandard automobile segment was 73.5% and 76.0% for the three and nine months ended September 30, 1997 as compared to 70.0% and 71.7% for the corresponding periods in 1996. The Crop Hail Loss Ratio in 1997 is 67.1% compared to 51.3% in 1996. The increase in the Loss and LAE Ratio for the nonstandard automobile segment reflects the recent growth in premium volume in an effort to increase market share and improve economics of scale. The $5.3 million reserve adjustment in the second quarter increases the nine month Loss and LAE Ratio 2.8%. The increase was also due to increased severity in certain coverages. The increase in the crop hail loss ratio is the result of storm damage in the third quarter in certain eastern states.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company. Policy acquisition and general and administrative expenses rose to $15,803,000 and $46,200,000 or 21.9% and 22.2% of Net Premium Earned for the three and nine months ended September 30, 1997 compared to $13,829,000 and $26,022,000 or 20.0% and 20.3% of Net Premium Earned in the corresponding periods of 1996. Such increase was due to a higher mix of nonstandard automobile premiums in 1997 as compared to 1996. The Expense Ratio, net of billing fees, for the nonstandard automobile segment improved to 22.6% and 22.2% for the three and nine months ended September 30, 1997 as compared to 24.6% and 24.9% for the corresponding periods in 1996, due to technological and operational efficiencies, and continued economies of scale.

Due to the accounting for the crop insurance segment, operating expenses for the three and nine months ended September 30, 1997 includes a contribution to earnings of $2,609,000 and $8,035,000 as compared to comparable amounts of $1,741,000 and $6,114,000 for the corresponding periods in 1996. Such increase was due to greater Buy-up Expense Reimbursement Payments and MPCI underwriting gain due to increased premium volumes and more favorable underwriting results.

The nonstandard automobile quota share treaty reduced premiums earned, losses and LAE incurred and policy acquisition and general administrative expenses by $14,912,000, $9,943,000 and $4,596,000, and $30,724,000, $20,855,000, and
$9,101,000, respectively, for the three and nine months ending September 30, 1997, for a net pre-tax earnings reduction of $373,000 and $768,000 in the three and nine months ending September 30, 1997. Reduction in expenses reflects ceding commission income net of a deferred acquisition cost adjustment.

Amortization of intangibles includes goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest position in GGSH, debt or preferred security issuance costs and organizational costs. The increase in the third quarter of 1997 reflects the effects of the Preferred Securities Offering.

Interest expense primarily represents interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility was repaid with the proceeds from the Preferred Securities Offering.

Income tax expense was 34.7% and 35.3% of pre-tax income for the three and nine months ended September 30, 1997 as compared to 34.7% and 33.0% in 1996.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Financial Condition and Capital Reserves and Liquidity

The Company's total assets of $661,878,000 at September 30, 1997 increased $317,199,000 from $344,679,000 as of December 31, 1996. The primary reasons for this increase were an increase of $ 57,167,000 in cash and invested assets and increases in receivables and reinsurance assets due to growth in premium volume and premium due on installment sales, which generate billing fee income, and timing of crop operations and an increase in goodwill due to the acquisition of the minority interest portion of GGSH. The increase in cash and invested assets was due to the increase in cash flow from operations and proceeds from the Preferred Securities Offering. The Company did not significantly change its investment mix or philosophy in 1997.

The primary source of funds available to the Company as a holding company are dividends from its primary subsidiaries, IGF, IGF Holdings and GGS Management. Subsequent to the Offering of the Preferred Securities and the repayment of the GGS Senior Credit Facility and purchase of the remaining 48% minority interest. The Company also receives $150,000 quarterly pursuant to an administration agreement with IGF to cover the costs of executive management, accounting, investing, marketing, data processing and reinsurance.

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

The Company has prepared a management agreement between IGF and IGF Holdings similar to that for the nonstandard automobile operations in which IGF will pay IGF Holdings certain management fees for services rendered by IGF Holdings for IGF. IGF Holdings has no limitations on dividends to the Company thus providing a cash flow stream other than dividends from IGF for amounts in excess of IGF Holding's expenses. As of December 31, 1996, IGF has the ability to pay $12,122,000 in dividends without prior regulatory approval.

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

During 1997, IGF continued the practice of borrowing funds under a revolving line of credit to finance premium payables to the FCIC on amounts not yet received from farmers (the "IGF Revolver"). The maximum borrowing amount under the IGF Revolver is $7,000,000.

Net cash provided by operating activities in 1997 aggregated $20,610,000 compared to $12,057,000 in 1996. This increase in funds provided was caused by additional cash of $1,252,000 from net earnings adjusted for non-cash expenses and realized gains or losses and continued premium growth which results in increased cash flow as loss payments lag receipt of premiums.

Net cash used in investing activities increased from $88,565,000 in 1996 to $113,962,000 in 1997 reflecting investment of remaining proceeds from the Preferred Securities Offering and cash flow from operations.

In 1997, financing activities provided cash of $89,412,000 compared to cash provided of $79,790,000 in 1996, with funds in 1997 being primarily from the Preferred Securities Offering while 1996 funds were provided from the financing of the acquisition of Superior.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 Million as reimbursement for certain expenses. IGF alleges the FCIC wrongfully sought to hold IGF responsible for those expenses. The FCIC counterclaimed for approximately $1.2 Million in claims payments for which the FCIC contends IGF is responsible for as successor to the run-off book of business. On October 27, 1997, IGF reached an agreement with the FCIC to settle the case, with both parties dismissing all claims against one another which were subject to the litigation. The FCIC has agreed to pay IGF a lump sum payment of $60,000.

ITEM 2.       CHANGES IN SECURITIES
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6              EXHIBITS AND REPORTS ON FORM 8-K
                    Form 8-K filed on August  26,  1997  regarding  issuance  of
                    Preferred   Securities  and  acquisition  of  remaining  48%
                    minority interest in GGSH.

                    Form 8-KA filed on October 3, 1997 regarding issuance of Preferred Securities and acquisition of the remaining 48% minority interest in GGSH.

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: November 12, 1997               By: /s/ Alan G. Symons
                                       Alan G. Symons
                                       Chief Executive Officer





Dated: November 12, 1997               By: /s/ Gary P. Hutchcraft
                                       Gary P. Hutchcraft
                                       Vice President, Treasurer and
                                       Chief Financial Officer