Form 10-K
period 1997-12-31
SYMONS INTERNATIONAL GROUP INC
filed 1998-03-30
CIK 1013698

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

( X ) Annual Report  pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 for the year ended December 31, 1997.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

Securities registered pursuant to           Common Stock
Section 12(g) of the Act:                   without par value
                                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the 3,450,000 shares of the Issuer's Common Stock held by non-affiliates, as of March 20, 1998 was $17.25.

The number of shares Common Stock of the Registrant, without par value, outstanding as of March 20, 1998 was 10,453,332.

SYMONS INTERNATIONAL GROUP INC.
ANNUAL REPORT ON FORM 10-K
December 31, 1997

PART I                                                                    PAGE

Item 1.   Business                                                          3

Forward Looking Statements - Safe Harbor Provisions                         31

Item 2.   Properties                                                        37

Item 3.   Legal Proceedings                                                 38

Item 4.   Submission of Matters to a Vote of Security Holders               38

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters                                               38

Item 6.   Selected Consolidated Financial Data                              38

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               38

Item 8.   Financial Statements and Supplementary Data                       39

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                            39

PART III

Item 10.  Directors and Executive Officers of the Registrant                39

Item 11.  Executive Compensation                                            39

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                             39

Item 13.  Certain Relationships and Related Transactions                    39

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                               39

SIGNATURES                                                                  48

                                    BUSINESS

Overview

         Symons International Group, Inc., a specialty property and casualty insurer, underwrites and markets nonstandard private passenger automobile insurance and crop insurance. Through its Subsidiaries, the Company writes business in the United States exclusively through independent agencies and seeks to distinguish itself by offering high quality, technology based services for its agents and policyholders. The Company had consolidated Gross Premiums Written of approximately $461 million for the twelve months ended December 31, 1997. Based on the Company's Gross Premiums Written in 1997, the Company believes that it is the tenth largest underwriter of nonstandard automobile insurance in the United States. Based on premium information compiled in 1996 by the NCIS, the Company believes that IGF is the fourth largest underwriter of MPCI in the United States.

         The following table sets forth the premiums written by line of business for the periods indicated:



(in thousands)                              Years Ended December 31,
                                    ---------------------------------------
                                         1995       1996         1997
                                         ----       ----         ----

Nonstandard Automobile: (1)
Gross Premiums Written                 $49,005   $187,176     $323,915
Net Premiums Written                    37,302    186,579      256,745
Crop Hail:
Gross Premiums Written                 $16,966    $27,957      $38,349
Net Premiums Written                    11,608     23,013       20,796
MPCI: (2)
Gross Premiums Written                 $53,408    $82,102      $88,052
Net Premiums Written                       ---        ---          ---
Commercial: (3)
Gross Premiums Written                  $5,255     $8,264      $10,284
Net Premiums Written                     4,537        ---          ---
Total: (4)
Gross Premiums Written                $124,634   $305,499     $460,600
                                       =======    =======      =======
Net Premiums Written                   $53,447   $209,592     $277,541
                                        ======    =======      =======


(1) Does not reflect Net Premiums Written for Superior for the year ended December 31, 1995 and for the four months ended April 30, 1996. For the year ended December 31, 1995, Superior and its subsidiaries had Gross Premiums Written of $94.8 million and Net Premiums Written of $94.1 million. For the four months ended April 30, 1996, Superior and its subsidiaries had Gross Premiums Written of $44.0 million and Net Premiums Written of $43.6 million.

(2)      For a discussion  of the  accounting  treatment of MPCI  Premiums,  see
         "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company."

(3) All commercial premiums written were written by Pafco and 100% ceded to Granite Re.

(4) For additional financial segment information concerning the Company's nonstandard automobile and crop insurance operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company."

Nonstandard Automobile Insurance

Industry Background

         The Company, through its Subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks." The Company believes that the voluntary nonstandard market has accounted for approximately 15% of total private passenger automobile insurance premiums written in recent years. According to statistical information derived from insurer annual statements compiled by A.M. Best, the nonstandard automobile market accounted for $19 billion in annual premium volume for 1997.

Strategy

         The Company has multiple strategies with respect to its nonstandard automobile insurance operations, including:

         o The Company seeks to achieve profitability through a combination of internal growth and the acquisition of other insurers and blocks of business. The Company regularly evaluates acquisition opportunities.

         o The Company will seek to expand the multi-tiered marketing approach currently employed in certain states in order to offer to its independent agency network a broader range of products with different premium and commission structures.

         o The Company is committed to the use of integrated technologies which permit it to rate, issue, bill and service policies in an efficient and cost effective manner.

         o The Company competes primarily on the basis of underwriting criteria and service to agents and insureds and generally does not match price decreases implemented by competitors which are directed towards obtaining market share.

         o The Company encourages agencies to place a large share of their profitable business with its subsidiaries by offering, in addition to fixed commissions, a contingent commission based on a combination of volume and profitability.

         o The Company responds to claims in a manner designed to reduce the costs of claims settlements by reducing the number of pending claims and uses computer databases to verify repair and vehicle replacement costs and to increase subrogation and salvage recoveries.

Products

         The Company offers both liability and physical damage coverage in the insurance marketplace, with policies having terms of three to twelve months, with the majority of policies having a term of six months. Most nonstandard automobile insurance policyholders choose the basic limits of liability coverage which, though varying from state to state, generally are $25,000 per person and $50,000 per accident for bodily injury and in the range of $10,000 to $20,000 for property damage. Of the approximately 300,218 combined policies of Pafco and Superior in force on December 31, 1997, fewer than approximately 10% had policy limits in excess of these basic limits of coverage. Of the 72,626 policies of Pafco in force on December 31, 1997, approximately 81.9% had policy periods of six months or less. Of the approximately 227,592 policies of Superior in force as of December 31, 1997, approximately 62.5% had policy periods of six months and approximately 37.5% had policy periods of twelve months.

         The Company offers several different policies which are directed toward different classes of risk within the nonstandard market. The Superior Choice policy covers insureds whose prior driving record, insurability and other relevant characteristics indicate a lower risk profile than other risks in the nonstandard marketplace. The Superior Standard policy is intended for risks which do not qualify for Superior Choice but which nevertheless present a more favorable risk profile than many other nonstandard risks. The Superior Specialty policies cover risks which do not qualify for either the Superior Choice or the Superior Standard. Pafco offers a product similar to the Superior product.

Marketing

         The Company's nonstandard automobile insurance business is concentrated in the states of Florida, California, Virginia, Indiana and Georgia and also writes nonstandard automobile insurance in 14 additional states, with plans to continue to expand selectively into additional states. The Company will select states for expansion based on a number of criteria, including the size of the nonstandard automobile insurance market, state-wide loss results, competition and the regulatory climate. The following table sets forth the geographic distribution of Gross Premiums Written for the Company for the periods indicated including Gross Premiums Written for Superior prior to its acquisition by the Company on April 30, 1996.

Symons International Group, Inc. and Superior Insurance Company (Combined) Year Ended December 31,
(in thousands)



State                1995                    1996                  1997
-----                ----                    ----                  ----
Arkansas            $1,796                  $2,004                $1,539
California          15,350                  25,131                59,819
Colorado             9,257                  10,262                 9,865
Florida             54,535                  97,659               141,907
Georgia              5,927                   7,398                11,858
Illinois             2,483                   2,994                 3,541
Indiana             13,842                  16,599                17,227
Iowa                 3,832                   5,818                 7,079
Kentucky             7,840                  11,065                 9,538
Mississippi          2,721                   2,250                 2,830
Missouri             8,513                  13,423                 9,705
Nebraska             3,660                   5,390                 6,613
Nevada                 ---                     ---                 4,273
Ohio                 3,164                   3,643                 3,731
Oklahoma               317                   2,559                 3,418
Oregon                 ---                     ---                 2,302
Tennessee              332                     (2)                   ---
Texas                3,464                  10,122                 7,192
Virginia             5,035                  14,733                21,446
Washington           1,693                     106                    32
                     -----                     ---                    --
Total             $143,761                $231,154              $323,915
                   =======                 =======               =======


         The Company markets its nonstandard products exclusively through approximately 6,000 independent agencies and focuses its marketing efforts in rural areas and the peripheral areas of metropolitan centers. As part of its strategy, management is continuing its efforts to establish the Company as a low cost provider of nonstandard automobile insurance while maintaining a commitment to provide quality service to both agents and insureds. This element of the Company's strategy is being accomplished primarily through the automation of certain marketing, underwriting and administrative functions. In order to maintain and enhance its relationship with its agency base, the Company has 27 territorial managers, each of whom resides in a specific marketing region and has access to the technology and software necessary to provide marketing, rating and administrative support to the agencies in his or her region.

         The Company attempts to foster strong service relationships with its agencies and customers. The Company is currently completing its development of computer software that will provide on-line communication with its agency force. In addition, to deliver prompt service while ensuring consistent underwriting, the Company offers rating software to its agents in some states which permits them to evaluate risks in their offices. The agent has the authority to sell and bind insurance coverages in accordance with procedures established by the Company, which is a common practice in the nonstandard automobile insurance business. The Company reviews all coverages bound by the agents promptly and generally accepts all coverages which fall within its stated underwriting criteria. In most jurisdictions, the Company has the right within a specified time period to cancel any policy even if the risk falls within its underwriting criteria.

         The Company compensates its agents by paying a commission based on a percentage of premiums produced. The Company also offers its agents a contingent commission based on volume and profitability, thereby encouraging the agents to enhance the placement of profitable business with the Company.

         The Company believes that the combination of Pafco with Superior and its two Florida-domiciled insurance subsidiaries allows the Company the flexibility to engage in multi-tiered marketing efforts in which specialized automobile insurance products are directed toward specific segments of the market. Since certain state insurance laws prohibit a single insurer from offering similar products with different commission structures or, in some cases, premium rates, it is necessary to have multiple licenses in certain states in order to obtain the benefits of market segmentation. The Company is currently offering multi-tiered products in its major states. The Company intends to continue the expansion of the marketing of its multi-tiered products into other states and to obtain multiple licenses for its subsidiaries in these states to permit maximum flexibility in designing commission structures.

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

         The Company has integrated its automated underwriting process with the functions performed by its agency force. For example, the Company has a rating software package for use by agents in some states. In many instances, this software package, combined with agent access to the automated retrieval of motor vehicle reports, ensures accurate underwriting and pricing at the point of sale. The Company believes the automated rating and underwriting system provides a significant competitive advantage because it (i) improves efficiencies for the agent and the Company, thereby reenforcing the agents' commitment to the Company, (ii) makes more accurate and consistent underwriting decisions possible and (iii) can be changed easily to reflect new rates and underwriting guidelines.

         Underwriting results of insurance companies are frequently measured by their Combined Ratios. However, investment income, federal income taxes and other non-underwriting income or expense are not reflected in the Combined Ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are generally considered profitable when the Combined Ratio is under 100% and unprofitable when the Combined Ratio is over 100%. The following table sets forth Loss and LAE Ratios, Expense Ratios and Combined Ratios for the periods indicated for the nonstandard automobile insurance business of the Company. The ratios exclude the effects of Superior prior to the acquisition by the Company on April 30, 1996. The Ratios shown in the table below are computed based upon GAAP.



                                                     Years Ended December 31,
                                                   ----------------------------

                                                     1995        1996      1997
                                                     ----        ----      ----

Loss and LAE Ratio                                  73.8%       73.7%     78.0%

Underwriting Expense Ratio, net of billing fees     32.3%       23.2%     22.7%
                                                    -----       -----     -----

Combined Ratio                                     106.1%       96.9%    100.7%
                                                   ======       =====    ======


         In an effort to maintain and improve underwriting profits, the territorial managers regularly monitor loss ratios of the agencies in their regions and meet periodically with the agencies in order to address any adverse trends in Loss Ratios.

  Claims

         The Company's nonstandard automobile claims department handles claims on a regional basis from its Indianapolis, Indiana; Atlanta, Georgia; Tampa, Florida and Anaheim, California locations. Management believes that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower LAE and improved customer service. The Company generally retains independent appraisers and adjusters on an as needed basis for estimation of physical damage claims and limited elements of investigation. The Company uses the Audapoint, Audatex and Certified Collateral Corporation computer programs to verify, through a central database, the cost to repair a vehicle and to eliminate duplicate or "overlap" costs from body shops. Autotrak, which is a national database of vehicles, allows the Company to locate vehicles nearly identical in model, color and mileage to the vehicle damaged in an accident, thereby reducing the frequency of disagreements with claimants as to the replacement value of damaged vehicles.

         Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. All claim-related litigation is monitored by a home office supervisor or litigation manager. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims, appropriate reserving for claims and controlling claims adjustment expenses.

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

         Effective January 1, 1997, Pafco and Superior ceded 20% of its nonstandard automobile business written during the first three quarters of 1997 and 25% during the fourth quarter in accordance with a quota share Reinsurance agreement. 90% of the cession was with Vesta Fire Insurance Company (rated "A" by A,M. Best) and 10% was with Granite Re. Effective January 1, 1998, the cession rate was changed to a minimum of 10% and includes the same reinsurers.

         In 1997, Pafco and Superior maintained casualty excess of loss reinsurance on its nonstandard automobile insurance business covering 100% of losses on an individual occurrence basis in excess of $200,000 up to a maximum of $5,000,000.

         Amounts recoverable from reinsurers relating to nonstandard automobile operations as of December 31, 1997 follows:


                                                              Reinsurance
                                                           Recoverables as of
                                          A.M. Best       December 31, 1997 (1)
Reinsurers                                  Rating            (in thousands)



Everest Reinsurance Company                 A (2)                  1,880

Federal Government                          A+ (3)                 1,248

Granite Reinsurance                     Not Rated (4)             14,647

Sentinel Reinsurance Company, Ltd.                                   345

Vesta Fire Insurance Company                  A                   12,939


(1) Only recoverable greater than $200,000 are shown. Total nonstandard automobile reinsurance receoverables as of December 31, 1997 were approximately $31,932,000.
(2) An A.M. Best Rating of "A" is the third highest of 15 ratings. (3) An A.M. Best Rating of "A+" is the second highest of 15 ratings.
(4) Granite Re is an affiliate of the Company.

         On April 29, 1996, Pafco retroactively ceded all of its commercial business relating to 1995 and previous years to Granite Re, with an effective date of January 1, 1996. Approximately $3,519,000 and $2,380,000 of loss and loss adjustment expense reserves and unearned premium reserves, respectively, were ceded and no gain or loss recognized. Effective January 1, 1998, Granite Re ceded the 1995 and prior commercial business back to Pafco. Approximately $1,803,000 in loss and loss adjustment expense reserves were ceded back to Pafco and no gain or loss was recognized.

         On April 29, 1996, Pafco also entered into a 100% quota share reinsurance agreement with Granite Re, whereby all of Pafco's commercial business from 1996 and thereafter was ceded effective January 1, 1996.

         Neither Pafco nor Superior has any facultative Reinsurance with respect to its nonstandard automobile insurance business.

  Competition

         The Company competes with both large national and smaller regional companies in each state in which it operates. The Company's competitors include other companies which, like the Company, serve the agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and, potentially, reduced acquisition costs. The Company's primary competitors are Progressive Casualty Insurance Company, Guaranty National Insurance Company, Integon Corporation Group, Deerbrook Insurance Company (a member of the Allstate Insurance Group) and the companies of the American Financial Group. Generally, these competitors are larger and have greater financial resources than the Company. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to match such price decreases, choosing instead to compete on the basis of underwriting criteria and superior service to its agents and insureds.

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

         MPCI was initiated by the federal government in the 1930s to help protect farmers against loss of their crops as a result of drought, floods and other natural disasters. In addition to MPCI, farmers whose crops are lost as a result of natural disasters have, in the past, occasionally been supported by the federal government in the form of ad hoc relief bills providing low interest agricultural loans and direct payments. Prior to 1980, MPCI was available only on major crops in major producing areas. In 1980, Congress expanded the scope and coverage of the MPCI program. In addition, the delivery system for MPCI was expanded to permit private insurance companies and licensed agents and brokers to sell MPCI policies and the FCIC was authorized to reimburse participating companies for their administrative expenses and to provide federal Reinsurance for the majority of the risk assumed by such private companies.

         Although expansion of the federal crop insurance program in 1980 was expected to make crop insurance the farmer's primary risk management tool, participation in the MPCI program was only 32% of eligible acreage in the 1993 crop year. Due in part to low participation in the MPCI program, Congress provided an average of $1.5 billion per year in ad hoc disaster payments over the six years prior to 1994. In view of the combination of low participation rates in the MPCI program and large federal payments on both crop insurance (with an average loss ratio of 147%) and ad hoc disaster payments since 1980, Congress has, since 1990, considered major reform of its crop insurance and disaster assistance policies. The 1994 Reform Act was enacted in order to increase participation in the MPCI program and eliminate the need for ad hoc federal disaster relief payments to farmers.

         The 1994 Reform Act required farmers for the first time to purchase at least CAT Coverage (i.e., the minimum available level of MPCI providing coverage for 50% of farmers' historic yield at 60% of the price per unit for such crop set by the FCIC) in order to be eligible for other federally sponsored farm benefits, including, but not limited to, low interest loans and crop price supports. The 1994 Reform Act also authorized the marketing and selling of CAT Coverage by the local USDA offices which has been eliminated for the 1998 crop year.

         The Federal Agriculture Improvement and Reform Act of 1996 ("the 1996 Reform Act"), signed into law by President Clinton in April 1996, limited the role of the USDA offices in the delivery of MPCI coverage beginning in July 1996, which was the commencement of the 1997 crop year, and also eliminated the linkage between CAT Coverage and qualification for certain federal farm program benefits. This limitation should provide the Company with the opportunity to realize increased revenues from the distribution and servicing of its MPCI product. In accordance with the 1996 Reform Act, the USDA announced in July 1996, the following 14 states in which CAT Coverage will no longer be available through USDA offices but rather will be solely available through private companies: Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Montana, Nebraska, North Carolina, North Dakota, South Dakota, Washington and Wyoming. Through June 1996, the FCIC transferred to the Company approximately 8,900 insureds for CAT Coverage who previously purchased such coverage from USDA field offices. The Company believes that any future potential negative impact of the delinkage mandated by the 1996 Reform Act will be mitigated by, among other factors, the likelihood that farmers will continue to purchase MPCI to provide basic protection against natural disasters since ad hoc federal disaster relief programs have been reduced or eliminated. In addition, the Company believes that

(i) lending institutions will likely continue to require this coverage as a condition to crop lending and (ii) many of the farmers who entered the MPCI program as a result of the 1994 Reform Act have come to appreciate the reasonable price of the protection afforded by CAT Coverage and will remain with the program regardless of delinkage. There can, however, be no assurance as to the ultimate effect which the 1996 Reform Act may have on the business or operations of the Company.

         On June 9, 1997, the Secretary of Agriculture announced that the USDA would no longer provide CAT Coverage through USDA offices in any state effective for the 1998 crop year. This is to be implemented by a transferring of CAT policies to the various members of the crop insurance industry. At this time, the Company has been preliminarily informed that it will receive approximately 17,000 policies that were formerly written by USDA offices, although there can be no assurance that the Company will receive this number of policies. Based on historical, per- policy averages, the Company has preliminarily estimated that it will receive an additional approximate $2 to $3 million in premium from such transferred policies, however, there can be no assurance that this number will be realized.

  Strategy

         The Company has multiple strategies for its crop insurance operations, including the following:

         o The Company seeks to enhance underwriting profits and reduce the volatility of its crop insurance business through geographic diversification and the appropriate allocation of risks among the federal reinsurance pools and the effective use of federal and third-party catastrophic Reinsurance arrangements.

         o The Company also limits the risks associated with crop insurance through selective underwriting of crop risks based on its historical loss experience data base.

         o The Company continues to develop and maintain a proprietary knowledge-based underwriting system which utilizes a database of Company-specific underwriting rules.

         o The Company has further strengthened its independent agency network by using technology to provide fast, efficient service to its agencies and providing application documentation designed for simplicity and convenience.

         o Unlike many of its competitors, the Company employs approximately 89 full-time claims adjusters, most of whom are agronomy-trained, to reduce the cost of losses experienced by IGF.

         o The Company stops selling its crop hail policies after certain selected dates to prevent farmers from adversely selecting against IGF when a storm is forecast or hail damage has already occurred.

         o The Company continues to explore growth opportunities and product diversification through new specialty coverages, including Crop Revenue Coverage (CRC) and specific named peril crop insurance. Further, IGF is in the initial stages of opening new markets and attracting new customers by developing timber, crop completion and agricultural production interruption coverages.

         o The Company continues to explore new opportunities in administrative efficiencies and product underwriting made possible by advances in Precision Farming software, Global Positioning System (GPS) software and Geographical Information System (GIS) technology, all of which continue to be adopted by insureds in their farming practices.

  Products

         MPCI is a federally subsidized program which is designed to provide participating farmers who suffer insured crop damage with funds needed to continue operating and plant crops for the next growing season. All of the material terms of the MPCI program and of the participation of private insurers, such as the Company, in the program are set by the FCIC under applicable law. MPCI provides coverage for insured crops against substantially all natural perils. Purchasing an MPCI policy permits a farmer to insure against the risk that his crop yield for any growing season will be less than 50% to 75% (as selected by the farmer at the time of policy application or renewal) of his historic crop yield. If a farmer's crop yield for the year is greater than the yield coverage he selected, no payment is made to the farmer under the MPCI program. However, if a farmer's crop yield for the year is less than the yield coverage selected, MPCI entitles the farmer to a payment equal to the yield shortfall multiplied by 60% to 100% of the price for such crop (as selected by the farmer at the time of policy application or renewal) for that season as set by the FCIC.

         In order to encourage farmers to participate in the MPCI program and thereby reduce dependence on traditional disaster relief measures, the 1994 Reform Act established CAT Coverage as a new minimum level of MPCI coverage, which farmers may purchase upon payment of a fixed administrative fee of $50 per policy instead of any premium. CAT Coverage insures 50% of historic crop yield at 60% of the FCIC-set crop price for the applicable commodities standard unit of measure, i.e., bushel, pound, etc. CAT Coverage can be obtained from private insurers such as the Company.

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

         The number of MPCI Buy-up policies written has historically tended to increase after a year in which a major natural disaster adversely affecting crops occurs and to decrease following a year in which favorable weather conditions prevail.

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

         The Company's share of profit or loss on the MPCI business it writes is determined under a complex profit sharing formula established by the FCIC. Under this formula, the primary factors that determine the Company's MPCI profit or loss share are (i) the gross premiums the Company is credited with having written, (ii) the amount of such credited premiums retained by the Company after ceding premiums to certain federal reinsurance pools and (iii) the loss experience of the Company's insureds. The following discussion provides more detail about the implementation of this profit sharing formula.

         The Company recently began offering a new product in its crop insurance business called Crop Revenue Coverage ("CRC"). In contrast to standard MPCI coverage, which features a yield guarantee or coverage for the loss of production, CRC provides the insured with a guaranteed revenue stream by combining both yield and price variability protection. CRC protects against a grower's loss of revenue resulting from fluctuating crop prices and/or low yields by providing coverage when any combination of crop yield and price results in revenue that is less than the revenue guarantee provided by the policy. CRC was approved by the FCIC as a pilot program for revenue insurance coverage plans for the 1996 Crop Year and has been available for corn and soybeans in all counties in Iowa and Nebraska since 1996. CRC policies represented approximately 30% of the combined corn policies written by IGF in Iowa and Nebraska since 1996. Since July 1996, CRC was made available for winter wheat in the entire states of Kansas, Michigan, Nebraska, South Dakota, Texas and Washington and in parts of Montana. In May 1997, the FCIC announced that CRC will be expanded to include wheat in twenty-five additional states. Currently, CRC represents approximately 7% of all of the Company's wheat policies.

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

         CRC plans to use the policy terms and conditions of the Actual Production History ("APH") plan of MPCI as the basic provisions for coverage. The APH provides the yield component by utilizing the insured's historic yield records. The CRC revenue guarantee is the producer's approved APH times the coverage level, times the higher of the spring futures price or harvest futures price (in each case, for post-harvest delivery) of the insured crop for each unit of farmland. The coverage levels and exclusions in a CRC policy are similar to those in a standard MPCI policy. For the 1997 Crop Year, the Company received from the FCIC an expense reimbursement payment equal to 25% of Gross Premiums Written in respect of each CRC policy it writes. The MPCI Buy-up Expense Reimbursement Payment is currently administratively established by FCIC in the absence of a applicable legislation. This expense reimbursement payment was reduced from 27% in 1996 to 23.25% in 1998.

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

         In addition to MPCI, the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and which involves no federal participation, as well as its proprietary HAILPLUS(R) product which combines the application and underwriting process for MPCI and hail coverages. The HAILPLUS(R) product tends to produce less volatile loss ratios than the stand alone product since the combined product generally insures a greater number of acres, thereby spreading the risk of damage over a larger insured area. Approximately 50% of IGF's hail policies are written in combination with MPCI. Although both crop hail and MPCI provide insurance against hail damage, under crop hail coverages farmers can receive payments for hail damage which would not be severe enough to require a payment under an MPCI policy. The Company believes that offering crop hail insurance enables it to sell more MPCI policies than it otherwise would.

         In addition to crop hail insurance, the Company also sells a small volume of insurance against crop damage from other specific named perils. These products cover specific crops, including hybrid seed corn, cranberries, cotton, sugar cane, sugar beets, citrus, tomatoes and onions and are generally written on terms that are specific to the kind of crops and farming practices involved and the amount of actuarial data available. The Company plans to seek potential growth opportunities in this niche market by developing basic policies on a diverse number of named crops grown in a variety of geographic areas and to offer these polices primarily to large producers through certain select agents. The Company's experienced product development team will develop the underwriting criteria and actuarial rates for the named peril coverages. As with the Company's other crop insurance products, loss adjustment procedures for named peril policies are handled by full-time professional claims adjusters who have specific agronomy training with respect to the crop and farming practice involved in the coverage. IGF is currently in the initial stages of opening new markets and attracting new customers by developing timber, crop completion and agricultural production interruption coverages.

  Gross Premiums

         For each year, the FCIC sets the formulas for determining premiums for different levels of Buy-up Coverage. Premiums are based on the type of crop, acreage planted, farm location, price per bushel for the insured crop as set by the FCIC for that year and other factors. The federal government will generally subsidize a portion of the total premium set by the FCIC and require farmers to pay the remainder. Cash premiums are received by the Company from farmers only after the end of a growing season and are then promptly remitted to the federal government. Although applicable federal subsidies change from year to year, such subsidies will range up to approximately 40% of the Buy-up Coverage premium depending on the crop insured and the level of Buy-up Coverage purchased, if any. Federal premium subsidies are recorded on the Company's behalf by the government. For purposes of the profit sharing formula, the Company is credited with having written the full amount of premiums paid by farmers for Buy-up Coverages, plus the amount of any related federal premium subsidies (such total amount, its "MPCI Premium").

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

  Reinsurance Pools

         Under the MPCI program, the Company must allocate its MPCI Premium or MPCI Imputed Premium in respect of a farm to one of three federal reinsurance pools, at its discretion. These pools provide private insurers with different levels of Reinsurance protection from the FCIC on the business they have written. For insured farms allocated to the "Commercial Pool," the Company, at its election, generally retains 50% to 100% of the risk and the FCIC assumes 0%
- 50% of the risk; for those allocated to the "Developmental Pool," the Company generally retains 35% of the risk and the FCIC assumes 65%; and for those allocated to the "Assigned Risk Pool," the Company retains 20% of the risk and the FCIC assumes 80%. The MPCI Retention is protected by private third-party stop-loss treaties.

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

  Loss Experience of Insureds

         Under the MPCI program the Company pays losses to farmers through a federally funded escrow account as they are incurred during the growing season. The Company requests funding of the escrow account when a claim is settled and the escrow account is funded by the federal government within three business days. After a growing season ends, the aggregate loss experience of the Company's insureds in each state for risks allocated to each of the three Reinsurance pools is determined. If, for all risks allocated to a particular pool in a particular state, the Company's share of losses incurred is less than its aggregate MPCI Retention, the Company shares in the gross amount of such profit according to a schedule set by the FCIC for each year. The profit and loss sharing percentages are different for risks allocated to each of the three Reinsurance pools and private insurers will receive or pay the greatest percentage of profit or loss for risks allocated to the Commercial Pool.

         The percentage split between private insurers and the federal government of any profit or loss that emerges from an MPCI Retention is set by the FCIC and generally is adjusted from year to year. For 1995, 1996 and 1997 crop years, the FCIC increased the maximum potential profit share of private insurers for risks allocated to the Commercial Pool above the maximum potential profit share set for 1994, without increasing the maximum potential share of loss for risks allocated to that pool for 1995. This change increased the potential profitability of risks allocated to the Commercial Pool by private insurers.

         The following table presents MPCI Premiums, MPCI Imputed Premiums and underwriting gains or losses of IGF for the periods indicated:



(in thousands)                               Year Ended December 31,
                                   ---------------------------------------------

                                          1995            1996           1997
                                          ----            ----           ----

MPCI premiums                           $53,408         $82,102        $88,052

MPCI imputed premiums                   $19,552         $38,944        $33,294



Gross underwriting gain                 $10,870         $15,801        $30,325

Net private third party reinsurance
expense and other                        (1,217)         (3,524)        (3,736)
                                        -------         -------        -------

Net underwriting gain                    $9,653         $12,277        $26,589
                                          =====          ======         ======

MPCI Fees and Reimbursement Payments

         The Company receives Buy-up Expense Reimbursement Payments from the FCIC for writing and administering Buy-up Coverage policies. These payments provide funds to compensate the Company for its expenses, including agents' commissions and the costs of administering policies and adjusting claims. For 1995, 1996 and 1997, the maximum Buy-up Expense Reimbursement Payment was set at 31%, 31%, and 29%, respectively, of the MPCI Premium. Historically, the FCIC has paid the maximum MPCI Buy-up Expense Reimbursement Payment rate allowable under law, although no assurance can be given that this practice will continue. Although the 1994 Reform Act directs the FCIC to alter program procedures and administrative requirements so that the administrative and operating costs of private insurance companies participating in the MPCI program will be reduced in an amount that corresponds to the reduction in the expense reimbursement rate, there can be no assurance that the Company's actual costs will not exceed the expense reimbursement rate. For the 1998 crop year, the Buy-up Expense Reimbursement payment has been set at 27%.

         Farmers are required to pay a fixed administrative fee of $50 per policy (maximum of $100 per county) in order to obtain CAT Coverage. This fee is retained by the Company to defray the cost of administration and policy acquisition. The Company also receives from the FCIC a separate CAT LAE Reimbursement Payment equal to approximately 13.0% of MPCI Imputed Premiums in respect of each CAT Coverage policy it writes and a small MPCI Excess LAE Reimbursement Payment. In general, fees and payments received by the Company in respect of CAT Coverage are significantly lower than those received for Buy-up Coverage.

         In addition to premium revenues, the Company received the following fees and commissions from its crop insurance segment for the periods indicated:



(in thousands)                                     Year Ended December 31,
                                           ------------------------------------

                                             1995           1996          1997
                                             ----           ----          ----

CAT Coverage Fees (1)                       $1,298         $1,181        $1,191

Buy-up Expense Reimbursement Payments       16,366         24,971        24,788

CAT LAE Reimbursement Payments and MPCI
Excess LAE Reimbursement Payments            3,427          5,753         4,565
                                             -----          -----         -----

Total                                      $21,091        $31,905       $30,544
                                            ======         ======        ======


(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company" for a discussion of the accounting treatment accorded to the crop insurance business.

Third-Party Reinsurance In Effect for 1997

         In order to reduce the Company's potential loss exposure under the MPCI program, the Company purchases stop loss Reinsurance from other private reinsurers in addition to Reinsurance obtained from the FCIC. In addition, since the FCIC and state regulatory authorities require IGF to limit its aggregate writings of MPCI Premiums and MPCI Imputed Premiums to no more than 900% of capital, and retain a net loss exposure of not in excess of 50% of capital, IGF may also obtain Reinsurance from private reinsurers in order to permit it to increase its premium writings. Such private Reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop loss coverage. For crop hail insurance, the Company has in effect quota share Reinsurance of 40% of business, although the reinsurer is only liable to participate in losses of the Company up to a 150% pure loss ratio. The Company also has stop loss treaties for its crop hail business which reinsure net losses in excess of an 80% pure Loss Ratio to 130% at 95% coverage with IGF retaining the remaining 5%. With respect to its MPCI business, the Company has stop loss treaties which reinsure 93.75% of the underwriting losses experienced by the Company to the extent that aggregate losses of its insureds nationwide are in excess of 100% of the Company's MPCI Retention up to 125% of MPCI Retention. The Company also has an additional layer of MPCI stop loss Reinsurance which covers 95% of the underwriting losses experienced by the Company to the extent that aggregate losses of its insureds nationwide are in excess of 125% of MPCI Retention up to 160% of MPCI Retention.

         Based on a review of the reinsurers' financial health and reputation in the insurance marketplace, the Company believes that the reinsurers for its crop insurance business are financially sound and that they therefor can meet their obligations to the Company under the terms of the Reinsurance treaties. Reserves for uncollectible Reinsurance are provided as deemed necessary. The following table provides information with respect to ceded premiums in excess of $250,000 on crop hail and named perils and for any affiliates.

Year Ended December 31, 1997 (1)
(in thousands, except footnotes)


                                                    A.M. Best        Ceded
Reinsurers                                           Rating         Premiums

Folksam International Insurance Co. Ltd. (2)            A-             $746

Frankona Ruckversicherungs AG (3)                       A              $415

Granite Re (4)                                      Not Rated          $176

Insurance Corporation of Hannover                       A-             $268

Liberty Mutual Insurance Co. (UK) Ltd.                  A              $433

Monde Re (5)                                        Not Rated        $4,213

Munich Re (6)                                           A+           $3,004

National Grange                                         A-             $736

Partner Reinsurance Company Ltd.                        A            $1,112

R & V Versicherung AG                                Not Rated       $1,286

Reinsurance Australia Corporation, Ltd. (REAC) (5)   Not Rated       $4,956

Scandinavian Reinsurance Company Ltd.                    A+              --

--------

(1) For the twelve months ended December 31, 1997, total ceded premiums were $17,345.

(2) An A.M. Best rating of "A-" is the fourth highest of 15 ratings.

(3) An A.M. Best rating of "A" is the third highest of 15 ratings.

(4) Granite Re is an affiliate of the Company.

(5) Monde Re is owned by REAC.

(6) An A.M. Best rating of "A+" is the second highest of 15 ratings.

         As of December 31, 1997, IGF's Reinsurance recoverables aggregated approximately $268,766 excluding recoverables from the FCIC.

  Marketing; Distribution Network

         IGF markets its products to the owners and operators of farms in 42 states through approximately 2,400 agents associated with approximately 925 independent insurance agencies, with its primary geographic concentration in the states of Iowa, Texas, Illinois, Kansas and Minnesota. The Company has, however, diversified outside of the Midwest and Texas in order to reduce the risk associated with geographic concentration. IGF is licensed in 23 states and markets its products in additional states through a fronting agreement with a third-party insurance company. IGF has a stable agency base and it experienced negligible turnover in its agencies in 1997. Through its agencies, IGF targets farmers with an acreage base of at least 1,000 acres. Such larger farms typically have a lower risk exposure since they tend to utilize better farming practices and to have noncontiguous acreage, thereby making it less likely that the entire farm will be affected by a particular occurrence. Many farmers with large farms tend to buy or rent acreage which is increasingly distant from the central farm location. Accordingly, the likelihood of a major storm (wind, rain or hail) or a freeze affecting all of a particular farmer's acreage decreases.

         The following table presents MPCI and crop hail premiums written by IGF by state for the periods indicated.


                                           (in thousands)
               -------------------------------------------------------------------------------

                              Year Ended                           Year Ended
                           December 31, 1996                    December 31, 1997
               -----------------------------------     --------------------------------------

State            Crop Hail       MPCI        Total     Crop Hail       MPCI       Total
-----            ---------       ----        -----     ---------       ----       -----

Alabama                $97      $2,951       $3,048         $144      $1,707      $1,851

Arkansas               314       1,784        2,098          652       2,270       2,922

California           1,164       1,992        3,156        1,062       4,418       5,480

Colorado             1,651       3,334        4,985        1,309       3,183       4,492

Florida                ---       1,738        1,738           19       1,809       1,828

Illinois               526      11,228       11,754          655      12,221      12,876

Indiana                115       3,870        3,985           92       4,540       4,632

Iowa                 6,590      15,205       21,795        7,628      12,949      20,577

Kansas                 662       5,249        5,911          832       6,278       7,110

Louisiana               28       1,674        1,702           41         856         897

Minnesota            2,300       2,244        4,544        4,405       3,469       7,874

Mississippi            482       2,222        2,704          509       2,711       3,220

Missouri               556       2,427        2,983          383       1,711       2,094

Montana              5,632       1,554        7,186        2,879       1,854       4,733

Nebraska             1,567       3,206        4,773        1,597       3,160       4,757

North Dakota         2,294       2,796        5,090          787       3,014       3,801

Oklahoma               403       1,436        1,839          451       1,127       1,578

South Dakota         1,457       1,106        2,563          932       1,541       2,473

Texas                1,262      12,361       13,623        3,211       1,593       4,804

Wisconsin              370       2,187        2,557          407       1,479       1,886

All Other              487       1,538        2,025       10,354      16,162      26,516
                       ---       -----        -----       ------      ------      ------

Total              $27,957     $82,102     $110,059      $38,349     $88,052    $126,401
                   =======     =======     ========      =======     =======    ========


         The Company seeks to maintain and develop its agency relationships by providing agencies with faster, more efficient service as well as marketing support. IGF owns an IBM AS400 along with all peripheral and networking equipment and has developed its own proprietary software package, APlus, which allows agencies to quote and examine various levels of coverage on their own personal computers. The Company's regional managers are responsible for the Company's field operations within an assigned geographic territory, including maintaining and enhancing relationships with agencies in those territories. IGF also uses application documentation which is designed for simplicity and convenience. The Company believes that IGF is the only crop insurer which has created a single application for MPCI, crop hail and named peril coverage.

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

  Underwriting Management

         Because of the highly regulated nature of the MPCI program and the fact that rates are established by the FCIC, the primary underwriting functions performed by the Company's personnel with respect to MPCI coverage are (i) selecting of marketing territories for MPCI based on the type of crops being grown in the area, typical weather patterns and loss experience of both agencies and farmers within a particular area, (ii) recruiting agencies within those marketing territories which service larger farms and other more desirable risks and (iii) ensuring that policies are underwritten in accordance with the FCIC rules.

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

  Claims/Loss Adjustments

         In contrast to most of its competitors who retain independent adjusters on a part-time basis for loss adjusting services, IGF employs full-time professional claims adjusters, most of whom are agronomy trained, as well as part-time adjusters. Management believes that the professionalism of the IGF full-time claims staff coupled with their exclusive commitment to IGF helps to ensure that claims are handled in a manner designed to reduce overpayment of losses experienced by IGF. The adjusters are located throughout IGF's marketing territories. In order to promote a rapid claims response, the Company has available several small four wheel drive vehicles for use by its adjusters. The adjusters report to a field service representative in their territory who manages adjusters' assignments, assures that all preliminary estimates for loss reserves are accurately reported and assists in loss adjustment. Within 72 hours of reported damage, a loss notice is reviewed by an IGF service office claims manager and a preliminary loss reserve is determined which is based on the representative's and/or adjuster's knowledge of the area or the particular storm which caused the loss. Generally, within approximately two weeks, hail and MPCI claims are examined and reviewed on site by an adjuster and the insured signs a proof of loss form containing a final release. As part of the adjustment process, IGF's adjusters use Global Positioning System Units, which are hand held devices using navigation satellites to determine the precise location where a claimed loss has occurred. IGF has a team of catastrophic claims specialists who are available on 48 hours notice to travel to any of IGF's six regional service offices to assist in heavy claim work load situations.

  Competition

         The crop insurance industry is highly competitive. The Company competes against other private companies for MPCI, crop hail and named peril coverage. Many of the Company's competitors have substantially greater financial and other resources than the Company and there can be no assurance that the Company will be able to compete effectively against such competitors in the future. The Company competes on the basis of the commissions paid to agents, the speed with which claims are paid, the quality and extent of services offered, the reputation and experience of its agency network and, in the case of private insurance, policy rates. Because the FCIC establishes the rates that may be offered for MPCI policies, the Company believes that quality of service and level of commissions offered to agents are the principal factors on which it competes in the area of MPCI. The Company believes that the crop hail and other named peril crop insurance industry is extremely rate-sensitive and the ability to offer competitive rate structures to agents is a critical factor in the agent's ability to write crop hail and other named peril premiums. Because of the varying state laws regarding the ability of agents to write crop hail and other named peril premiums prior to completion of rate and form filings (and, in some cases, state approval of such filings), a company may not be able to write its expected premium volume if its rates are not competitive.

         The crop insurance industry has become increasingly consolidated. From the 1985 crop year to the 1997 crop year, the number of insurance companies having agreements with the FCIC to sell and service MPCI policies has declined from fifty to thirty-six. The Company believes that IGF is the fourth largest MPCI crop insurer in the United States based on premium information compiled in 1996 by the FCIC and NCIS. The Company's primary competitors are Rain & Hail Insurance Service, Inc. (affiliated with Cigna Insurance Company), Rural Community Insurance Services, Inc. (which is owned by Norwest Corporation), American Growers Insurance Company (Redland), Crop Growers Insurance, Inc., Great American Insurance Company, Blakely Crop Hail (an affiliate of Farmers
Alliance Mutual Insurance Company) and North Central Crop Insurance, Inc. The Company believes that in order to compete successfully in the crop insurance business it will have to market and service a volume of premiums sufficiently large to enable the Company to continue to realize operating efficiencies in conducting its business. No assurance can be given that the Company will be able to compete successfully if this market further consolidates.

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

         The Company's reserves are reviewed by independent actuaries on a semi-annual basis. The Company's recorded Loss Reserves are certified by an independent actuary for each calendar year.

         The following loss reserve development table illustrates the change over time of reserves established for loss and loss expenses as of the end of the various calendar years for the nonstandard automobile segment of the Company. The table includes the loss reserves acquired from the acquisition of Superior in 1996 and the related loss reserve development thereafter. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the reserve liability. The third section, reading down, shows the re-estimates of the original recorded reserve as of the end of each successive year which is a result of sound insurance reserving practices of addressing new emerging facts and circumstances which indicate that a modification of the prior estimate is necessary. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

         The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

         The reserve for losses and loss expenses is an accumulation of the estimated amounts necessary to settle all outstanding claims as of the date for which the reserve is stated. The reserve and payment data shown below have been reduced for estimated subrogation and salvage recoveries. The Company does not discount its reserves for unpaid losses and loss expenses. No attempt is made to isolate explicitly the impact of inflation from the multitude of factors influencing the reserve estimates though inflation is implicitly included in the estimates. The Company regularly updates its reserve forecasts by type of claim as new facts become known and events occur which affect unsettled claims.

         During 1997, the Company, as part of its efforts to reduce costs and combine the operations of the two nonstandard automobile insurance companies, emphasized a unified claim settlement practice as well as reserving philosophy for Superior and Pafco. Superior had historically provided strengthened case reserves and a level of IBNR which reflected the strength of the case reserves. Pafco had historically carried case reserves which generally did not reflect the level of future payments but yet a higher IBNR reserve. This change in claims management philosophy during 1997 coupled with the growth in premium volume produced sufficient volatility in prior year loss patterns to warrant the Company to re-estimate its 1996 reserve for losses and loss expenses and record an additional reserve during 1997. The effects of changes in settlement patterns, costs, inflation, growth and other factors have all been considered in establishing the current year reserve for unpaid losses and loss expenses.

Symons International Group, Inc.
Nonstandard Automobile Insurance Only
For The Years Ended December 31, (in thousands)


                                  1987    1988    1989   1990    1991    1992    1993    1994  1995(A)   1996    1997
                                  ----    ----    ----   ----    ----    ----    ----    ----  -------   ----    ----

Gross reserves for unpaid
losses and LAE                                                                         $25,248 $71,748 $79,551 $101,185

Deduct reinsurance
recoverable                                                                             10,927   9,921   8,124   16,378

Reserve for unpaid losses and
LAE, net of reinsurance         $4,687 $10,747 $13,518 $15,923 $15,682 $17,055 $14,822  14,321 61,827   71,427   84,807

Paid cumulative as of:

One Year Later                   2,708   5,947   7,754   7,695   7,519  10,868   8,875   7,455 42,183   59,410

Two Years Later                  4,448   7,207  10,530  10,479  12,358  15,121  11,114  10,375 53,350       --

Three Years Later                4,570   7,635  11,875  12,389  13,937  16,855  13,024  12,040     --       --

Four Years Later                 4,310   7,824  12,733  13,094  14,572  17,744  13,886      --     --       --

Five Years Later                 4,331   8,009  12,998  13,331  14,841  18,195      --      --     --       --

Six Years Later                  4,447   8,135  13,095  13,507  14,992      --      --      --     --       --

Seven Years Later                4,448   8,154  13,202  13,486      --      --      --      --     --       --

Eight Years Later                4,447   8,173  13,216      --      --      --      --      --     --       --

Nine Years Later                 4,447   8,174      --      --      --      --      --      --     --       --

Ten Years Later                  4,447      --      --      --      --      --      --      --     --       --


Liabilities re-estimated as of:

One Year Later                   5,352   8,474  13,984  13,888  14,453  17,442  14,788  13,365 59,626   82,011

Two Years Later                  4,726   8,647  13,083  13,343  14,949  18,103  13,815  12,696 60,600       --

Three Years Later                4,841   8,166  13,057  13,445  15,139  18,300  14,051  13,080     --       --

Four Years Later                 4,474   8,108  13,152  13,514  15,218  18,313  14,290      --     --       --

Five Years Later                 4,412   8,179  13,170  13,589  15,198  18,419      --      --     --       --

Six Years Later                  4,471   8,165  13,246  13,612  15,114      --      --      --     --       --

Seven Years Later                4,448   8,196  13,260  13,529      --      --      --      --     --       --

Eight Years Later                4,462   8,198  13,248      --      --      --      --      --     --       --

Nine Years Later                 4,447   8,199      --      --      --      --      --      --     --       --

Ten Years Later                  4,447      --      --      --      --      --      --      --     --       --

Net cumulative (deficiency)
or redundancy                      240   2,548     270   2,394     568 (1,364)     532   1,241  1,227 (10,584)

Expressed as a percentage of
unpaid losses and LAE             5.1%   23.7%    2.0%   15.0%    3.6%  (8.0%)    3.6%    8.7%   2.0%  (14.8%)


(A) Includes Superior loss and loss expense reserves of $44,423 acquired on April 29, 1996 and subsequent development thereon.

Investments

         Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common securities, real estate mortgages and real estate. The Company's investment policies are determined by the Company's Board of Directors and are reviewed on a regular basis. The Company's investment strategy is to maximize the after-tax yield of the portfolio while emphasizing the stability and preservation of the Company's capital base. Further, the portfolio is invested in types of securities and in an aggregate duration which reflect the nature of the Company's liabilities and expected liquidity needs, and the Company's fixed maturity and common equity investments are substantially all in public companies. The Company's investments in real estate and mortgage loans represent 1.2% of the Company's aggregate investments. The investment portfolios of the Company are managed by third-party professional administrators, in accordance with pre-established investment policy guidelines established by the Company. The investment portfolios of the Company at December 31, 1997, consisted of the following:


(in thousands)


                                                           Cost or
                                                          Amortized    Market
Type of Investment                                           Cost      Value

Fixed maturities:

United States Treasury securities and obligations
of United States government corporations and agencies      $83,661    $84,523

Foreign Governments                                            537        548

Obligations of states and political subdivisions             1,000      1,000

Corporate securities                                        82,628     83,314
                                                            ------     ------

Total Fixed Maturities                                     167,826    169,385

Equity Securities:

   Common stocks                                            34,220     35,542

Short-term investments                                       8,871      8,871

Real estate                                                    450        450

Mortgage loans                                               2,220      2,220

Other loans                                                     50         50
                                                                --         --

Total Investments                                         $213,637   $216,518
                                                          ========   ========

---------------

         The following table sets forth composition of the fixed maturity securities portfolio of the Company by time to maturity as of December 31:



(in thousands)                               1996                      1997
                                     ----------------------   ---------------------

                                      Market  Percent Total    Market  Percent Total
Time To Maturity                      Value   Market Value     Value   Market Value


1 year or less                        $6,423       5.0%        $1,880       1.1%

More than 1 year through 5 years      71,086      55.7%        57,782      34.1%

More than 5 years through 10 years    43,404      34.0%        30,793      18.2%

More than 10 years                     6,768       5.3%         8,390       5.0%
                                       -----       ----         -----       ----

                                     127,681     100.0%        98,845      58.4%

Mortgage-backed securities               ---       0.0%        70,540      41.6%
                                         ---       ----        ------      -----

Total                               $127,681     100.0%      $169,385     100.0%
                                     =======     ======       =======     ======

         The following table sets forth the ratings assigned to the fixed maturity securities of the Company as of December 31:


(in thousands)                                 1996                      1997
                                      ---------------------     ---------------------
                                      Market  Percent Total     Market  Percent Total
Rating (1)                            Value   Market Value      Value   Market Value
------ ---                            -----   ------ -----      -----   ------ -----

Aaa or AAA                           $50,444      39.5%      $112,366      66.3%

Aa or AA                               2,976       2.3%         2,410       1.4%

A                                     50,365      39.4%        18,271      10.8%

Baa or BBB                            11,671       9.1%        19,065      11.3%

Ba or BB                               2,840       2.3%        16,519       9.8%

Other below investment grade           2,091       1.6%           ---        ---

Not rated (2)                          7,294       5.8%           754       0.4%
                                       -----       ----           ---       ----

Total                               $127,681     100.0%      $169,385     100.0%
                                     =======     ======       =======     ======


(1) Ratings are assigned by Moody's Investors Service, Inc., and when not available, are based on ratings assigned by Standard & Poor's Corporation.

(2) These securities were not rated by the rating agencies. However, these securities are designated as Category 1 securities by the NAIC, which is the equivalent rating of "A" or better.

         The investment results of the Company for the periods indicated are set forth below:



(in thousands)                                    Years Ended December 31,
                                            -----------------------------------

                                               1995          1996         1997
                                               ----          ----         ----

Net investment income (1)                     $1,173        $6,733      $11,447

Average investment portfolio (2)             $22,653      $153,565     $189,473

Pre-tax return on average investment
portfolio                                       5.2%           5.9%        6.0%

Net realized gains (losses)                   $(344)       $(1,015)      $9,444

---------------

(1) Includes dividend income received in respect of holdings of common stock.

(2) Average investment portfolio represents the average (based on amortized cost) of the beginning and ending investment portfolio. For 1996, the average investment portfolio was adjusted for the effect of the Acquisition.

Ratings

         A.M. Best has currently assigned a "B+" rating to Superior and a "B-" rating to Pafco.

         A.M.  Best's  ratings  are  based  upon  a  comprehensive  review  of a
company's  financial  performance,   which  is  supplemented  by  certain  data,
including responses to A.M. Best's questionnaires, phone calls and other correspondence between A.M. Best analysts and company management, quarterly NAIC filings, state insurance department examination reports, loss reserve reports, annual reports, company business plans and other reports filed with state insurance departments. A.M. Best undertakes a quantitative evaluation, based upon profitability, leverage and liquidity, and a qualitative evaluation, based upon the composition of a company's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus, the soundness of a company's capital structure, the extent of a company's market presence and the experience and competence of its management. A.M. Best's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. A.M. Best's ratings are not a measure of protection afforded investors. "B+" and "B-" ratings are A.M. Best's sixth and eighth highest rating classifications, respectively, out of 15 ratings. A "B+" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated very good overall performance when compared to the standards established by the A.M. Best Company" and "have a good ability to meet their obligations to policyholders over a long period of time." A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated adequate overall performance when compared to the standards established by the A.M. Best Company" and "have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions." There can be no assurance that such ratings or changes therein will not in the future adversely affect the Company's competitive position.

Recent Acquisitions

         On January 31, 1996, Goran, the Company, Fortis, Inc. and its wholly-owned subsidiary, Interfinancial, Inc., a holding company for Superior, entered into a Stock Purchase Agreement (the "Superior Purchase Agreement") pursuant to which the Company agreed to purchase Superior from Interfinancial, Inc. for a purchase price of approximately $66.6 million. Simultaneously with the execution of the Superior Purchase Agreement, Goran, the Company, GGS Holdings and the GS Funds, a Delaware limited partnership, entered into an agreement (the "GGS Agreement") to capitalize GGS Holdings and to cause GGS Holdings to issue its capital stock to the Company and to the GS Funds, so as to give the Company a 52% ownership interest and the GS Funds a 48% ownership interest (the "Formation Transaction"). Pursuant to the GGS Agreement (a) the Company contributed to GGS Holdings (i) all the outstanding common stock of Pafco, with a book value of $16.9 million, (ii) its right to acquire Superior pursuant to the Superior Purchase Agreement and (iii) certain fixed assets, including office furniture and equipment, having a value of approximately $350,000 and (b) the GS Funds contributed to GGS Holdings $21.2 million in cash. The Formation Transaction and the Acquisition were completed on April 30, 1996. On August 12, 1997, the Company acquired the remaining 48% interest in GGS Holdings that had been owned by the GS funds for $61 million with a portion of the proceeds from the sale of the Preferred Securities.

         On August 12, 1997, the Company issued $135 million in Trust Originated Preferred Securities ("Preferred Securities"). These Preferred Securities were offered through a wholly-owned trust subsidiary of the Company and are backed by Senior Subordinated Notes to the Trust from the Company. These Preferred Securities were offered under Rule 144A of the SEC ("Offering") and, pursuant to the Registration Rights Agreement executed at closing, the Company filed a Form S-4 Registration Statement with the SEC on September 16, 1997 to effect the Exchange Offer. The S-4 Registration Statement was declared effective on September 30, 1997 and the Exchange Offer successfully closed on October 31, 1997. The proceeds of the Preferred Securities Offering were used to repurchase the remaining minority interest in GGSH for $61 million, repay the balance of the term debt of $44.9 million and the Company expects to contribute the balance, after expenses, of approximately $24 million to the nonstandard automobile insurers of which $10.5 million was contributed in 1997. Expenses of the issue aggregated $5.1 million and will be amortized over the term of the Preferred Securities (30 years). In the third quarter the Company wrote off the remaining unamortized costs of the term debt of approximately $1.1 million pre-tax or approximately $0.07 per share (basic), which was recorded as an extraordinary item.

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

Regulation

  General

         The Company's insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than stockholders or other investors. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition,
(ii) periodic financial examination, (iii) approval of rates and policy forms,(iv) loss reserve adequacy, (v) insurer solvency, (vi) the licensing of insurers and their agents, (vii) restrictions on the payment of dividends and other distributions, (viii) approval of changes in control and (ix) the type and amount of permitted investments.

         Pafco, IGF and Superior and its insurance subsidiaries are subject to triennial examinations by state insurance regulators. All of these Companies have been examined through December 31, 1996 and each of the final reports are pending. The Company does not expect any material findings from the examinations of its insurance subsidiaries.

  Insurance Holding Company Regulation

         The Company also is subject to laws governing insurance holding companies in Florida and Indiana, where the insurers are domiciled. These laws, among other things, (i) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between the Company, its affiliates and IGF, Pafco and Superior (the "Insurers"), including the amount of dividends and other distributions and the terms of surplus note and (iii) restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

         Any purchaser of 10% or more of the outstanding shares of Common Stock of the Company would be presumed to have acquired control of Pafco and IGF unless the Indiana Commissioner, upon application, has determined otherwise. In addition, any purchaser of 5% or more of the outstanding shares of Common Stock of the Company will be presumed to have acquired control of Superior unless the Florida Commissioner, upon application, has determined otherwise.

         Indiana law defines as "extraordinary" any dividend or distribution which, together with all other dividends and distributions to shareholders within the preceding twelve months, exceeds the greater of: (i) 10% of statutory surplus as regards policyholders as of the end of the preceding year or (ii) the prior year's net income. Dividends which are not "extraordinary" may be paid ten days after the Indiana Department receives notice of their declaration. "Extraordinary" dividends and distributions may not be paid without prior approval of the Indiana Commissioner or until the Indiana Commissioner has been given thirty days prior notice and has not disapproved within that period. The Indiana Department must receive notice of all dividends, whether "extraordinary" or not, within five business days after they are declared. Notwithstanding the foregoing limit, a domestic insurer may not declare or pay a dividend of funds other than earned surplus without the prior approval of the Indiana Department. "Earned surplus" is defined as the amount of unassigned funds set forth in the insurer's most recent annual statement, less surplus attributable to unrealized capital gains or reevaluation of assets. As of December 31, 1997, IGF and Pafco had earned surplus of $27,952,000 and $(4,713,000), respectively. Further, no Indiana domiciled insurer may make payments in the form of dividends or otherwise to shareholders as such unless it possesses assets in the amount of such payment in excess of the sum of its liabilities and the aggregate amount of the par value of all shares of its capital stock; provided, that in no instance shall such dividend reduce the total of (i) gross paid-in and contributed surplus, plus (ii) special surplus funds, plus (iii) unassigned funds, minus
(iv) treasury stock at cost, below an amount equal to 50% of the aggregate amount of the par value of all shares of the insurer's capital stock.

         Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to stockholders without prior approval of the Florida Department if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10% of surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10% of surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10% of surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department if the dividend is equal to or less than the greater of (i) 10% of the insurer's surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (ii) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (2) the insurer will have policyholder surplus equal to or exceeding 115% of the minimum required statutory surplus after the dividend or distribution, (3) the insurer files a notice of the dividend or distribution with the department at least ten business days prior to the dividend payment or distribution and (4) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department or (ii) thirty days after the Florida Department has received notice of such dividend or distribution and has not disapproved it within such time. In the consent order approving the Acquisition, the Florida Department has prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of acquisition without the prior written approval of the Florida Department.

         Under these laws, the maximum aggregate amounts of dividends permitted to be paid to the Company in 1998 by IGF and Pafco without prior regulatory approval are $13,404,000 and $0, respectively, none of which have been paid. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available, there can be no assurance in this regard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Capital Resources." Further, there can be no assurance that, if requested, the Indiana Department will approve any request for extraordinary dividends from Pafco or IGF or that the Florida Department will allow any dividends to be paid by Superior during the four year period described above.

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

         While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurers for services (e.g., management fees and commissions). These regulations may affect the amount of management fees which may be paid by Pafco and Superior to GGS Management. The management agreement between the Company and Pafco has been assigned to GGS Management, Inc. ("GGS Management") and provides for an annual management fee equal to 15% of gross premiums. A similar management agreement with a management fee of 17% of gross premiums has been entered into between GGS Management and Superior. Employees of the Company relating to the nonstandard automobile insurance business and all Superior employees became employees of GGS Management effective April 30, 1996. In the consent order approving the Acquisition, the Florida Department has reserved, for three years, the right to reevaluate the reasonableness of fees provided for in the Superior management agreement at the end of each calendar year and to require Superior to make adjustments in the management fees based on the Florida Department's consideration of the performance and operating percentages of Superior and other pertinent data. There can be no assurance that either the Indiana Department or the Florida Department will not in the future require a reduction in these management fees.

  Federal Regulation

         The Company's MPCI program is federally regulated and supported by the federal government by means of premium subsidies to farmers, expense reimbursement and federal reinsurance pools for private insurers. Consequently, the MPCI program is subject to oversight by the legislative and executive branches of the federal government, including the FCIC. The MPCI program regulations generally require compliance with federal guidelines with respect to underwriting, rating and claims administration. The Company is required to perform continuous internal audit procedures and is subject to audit by several federal government agencies. No material compliance issues were noted during IGF's most recent FCIC compliance review.

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

         The 1994 Reform Act required farmers for the first time to purchase at least CAT Coverage in order to be eligible for other federally sponsored farm benefits, including but not limited to low interest loans and crop price supports. The 1994 Reform Act also authorized for the first time the marketing and selling of CAT Coverage by the local USDA offices. Partly as a result of the increase in the size of the MPCI market resulting from the 1994 Reform Act, the Company's MPCI Premium increased to $53.4 million in 1995 from $44.3 million in 1994. However, the 1996 Reform Act, signed into law by President Clinton in April 1996, eliminated the linkage between CAT Coverage and qualification for certain federal farm program benefits and also limited the role of the USDA offices in the delivery of MPCI coverage. In accordance with the 1996 Reform Act, the USDA announced in July 1996 the following 14 states where CAT Coverage will no longer be available through USDA offices but rather would solely be available through private agencies: Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Montana, Nebraska, North Carolina, North Dakota, South
Dakota, Washington and Wyoming. The limitation of the USDA's role in the delivery system for MPCI should provide the Company with the opportunity to realize increased revenues from the distribution and servicing of its MPCI product. The Company has not experienced any material negative impact in 1996 from the delinkage mandated by the 1996 Reform Act. In addition, through June 30, 1996, the FCIC transferred to the Company approximately 8,900 insureds for CAT Coverage who previously purchased such coverage from USDA field offices. The Company believes that any future potential negative impact of the delinkage mandated by the 1996 Reform Act will be mitigated by, among other factors, the likelihood that farmers will continue to purchase MPCI to provide basic protection against natural disasters since ad hoc federal disaster relief programs have been reduced or eliminated. In addition, the Company believes that
(i) lending institutions will likely continue to require this coverage as a condition to crop lending and (ii) many of the farmers who entered the MPCI program as a result of the 1994 Reform Act have come to appreciate the reasonable price of the protection afforded by CAT Coverage and will remain with the program regardless of delinkage. There can, however, be no assurance as to the ultimate effect which the 1996 Reform Act may have on the business or operations of the Company.

Underwriting and Marketing Restrictions

         During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages,
(ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged.

Insurance Regulatory Information System

         The NAIC Insurance Regulatory Information System ("IRIS") was developed primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Insurance companies submit data on an annual basis to the NAIC, which analyzes the data using ratios concerning various categories of financial data. IRIS ratios consist of twelve ratios with defined acceptable ranges. They are used as an initial screening process for identifying companies that may be in need of special attention. Companies that have several ratios that fall outside of the acceptable range are selected for closer review by the NAIC. If the NAIC determines that more attention may be warranted, one of five priority designations is assigned and the insurance department of the state of domicile is then responsible for follow-up action.

         During 1997, Pafco had unusual values for three IRIS tests. These included two-year overall operating ratio where Pafco's ratio was 107 compared to the IRIS upper limit of 100, change in surplus where Pafco's ratio was (26.7%) compared to the IRIS lower limit of (10%) and one year reserve development to surplus where Pafco's ratio was 31.2 compared to the IRIS upper limit of 20. Pafco failed these tests due to the additional reserves of $7.5 million booked in 1997 on accident years 1996 and prior due to deficient reserve development. Pafco does not expect such results to continue. However, reserves are subjective and based on estimates and there is no guarantee such results will not continue.

         During 1997 IGF had unusual values for three IRIS tests. IGF continued to have unusual values in the liabilities to liquid assets and agents balances to surplus tests. IGF generally has an unusual value in these tests due to the reinsurance program mandated by the FCIC for the distribution of the MPCI program and the fact that agents' balances at December 31 are usually not settled until late February. IGF's investment yield exceeded the upper end of the IRIS range due to the fact the calculation is based on a simple average of beginning and ending investment balances.

         During 1997, the IRIS ratios for Superior were within the acceptable range.

  Risk-Based Capital Requirements

         In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital ("RBC") requirements for property and casualty insurance companies designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Indiana and Florida have substantially adopted the NAIC model law, and Indiana directly, and Florida indirectly, have adopted the NAIC model formula. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk, (iii) declines in asset values arising from investment risks and (iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates, contingent liabilities and reserve and premium growth. Pursuant to the model law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

         The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formulae, as of December 31, 1997, the RBC ratios of the Insurers were in excess of the Company Action Level, the first trigger level that would require regulatory action.

Guaranty Funds; Residual Markets

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

         It is not possible to predict the future impact of changing state and federal regulation on the Company's operations and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws.

Employees

         At December 31, 1997 the Company and its subsidiaries employed approximately 947 full and part-time employees. The Company believes that relations with its employees are excellent.

FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

         The statements contained in this Annual Report which are not historical facts, including but not limited to, statements concerning (i) the impact of federal and state laws and regulations, including but not limited to, the 1994 Reform Act and 1996 Reform Act, on the Company's business and results of operations, (ii) the competitive advantage afforded to IGF by approaches adopted by management in the areas of information, technology, claims handling and underwriting, (iii) the sufficiency of the Company's cash flow to meet the operating expenses, debt service obligations and capital needs of the Company and its subsidiaries, and (iv) the impact of declining MPCI Buy-up Expense
Reimbursements on the Company's results of operations, are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time the Company may also issue other statements either orally or in writing, which are forward looking within the meaning of these statutory provisions. Forward looking statements are typically identified by the words "believe", "expect", "anticipate", "intend", "estimate", "plan" and similar expressions. These statements involve a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from the forward looking statements in this Form 10-K or from other forward looking statements made by the Company. In addition to the risks and uncertainties of ordinary business operations, some of the facts that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements are the risks and uncertainties (i) discussed herein, (ii) contained in the Company's other filings with the Securities and Exchange Commission and public statements from time to time, and (iii) set forth below.

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

         The number of competitors and the similarity of products offered, as well as regulatory constraints, limit the ability of property and casualty insurers to increase prices in response to declines in profitability. In states which require prior approval of rates, it may be more difficult for the Company to achieve premium rates which are commensurate with the Company's underwriting experience with respect to risks located in those states. In addition, the Company does not control rates on its MPCI business, which are instead set by the FCIC. Accordingly, there can be no assurance that these rates will be sufficient to produce an underwriting profit.

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

Importance of Ratings

         A.M. Best has currently assigned Superior a B+ (Very Good) rating and Pafco a B- (Adequate) rating. Subsequent to the Acquisition, the rating of Superior was reduced from A- to B+ as a result of the leverage of GGS Holdings resulting from indebtedness in connection with the Acquisition. A "B+" and a "B-" rating are A.M. Best's sixth and eighth highest rating classifications, respectively, out of 15 ratings. A "B+" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated very good overall performance when compared to the standards established by the A.M. Best Company" and "have a good ability to meet their obligations to policyholders over long period of time". A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated adequate overall performance when compared to the standards established by the A.M. Best Company" and "generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions." IGF recently received an "NA-2" rating (a "rating not assigned" category for companies that do not meet A.M. Best's minimum size requirement) from A.M. Best. IGF intends to seek a revised rating in 1998, although there can be no assurance that a revised rating will be obtained or as to the level of any such rating. A.M. Best bases its ratings on factors that concern policyholders and agents and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. One factor in an insurer's ability to compete effectively is its A.M. Best rating. The A.M. Best ratings for the Company's rated Insurers are lower than for many of the Company's competitors. There can be no assurance that such ratings or future changes therein will not affect the Company's competitive position.

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

Uncertainty Associated with Estimating Reserves for Unpaid Losses and LAE

         The reserves for unpaid losses and LAE established by the Company are estimates of amounts needed to pay reported and unreported claims and related LAE based on facts and circumstances then known. These reserves are based on estimates of trends in claims severity, judicial theories of liability and other factors.

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

Comprehensive State Regulation

         The Company's insurance subsidiaries are subject to comprehensive regulation by government agencies in the states in which they operate. The nature and extent of that regulation vary from jurisdiction to jurisdiction but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, limitations on dividends, approval or filing of premium rates and policy forms for many lines of insurance, solvency standards, minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, limitation of the right to cancel or non-renew policies in ome lines, regulation of the right to withdraw from markets or agencies, requirements to participate in residual markets, licensing of insurers and agents, deposits of securities for the benefit of policyholders, reporting with respect to financial condition, and other matters. In addition, state insurance department examiners perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders. No assurance can be given that future legislative or regulatory changes will not adversely affect the Company.

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

         Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may make dividend payments or distributions to stockholders without prior approval of the Florida Department of Insurance ("Florida Department") if the dividend or distribution does not exceed the larger of: (i) the lesser of (a) 10% of surplus or (b) net investment income, not including realized capital gains, plus a 2-year carryforward, (ii) 10% of surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or (iii) the lesser of (a) 10% of surplus or (b) net investment income plus a 3-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department if (1) the dividend is equal to or less than the greater of (i) 10% of the insurer's surplus as regards policyholders derived from net operating profits on its business and net realized capital gains, or
(ii) the insurer's entire net operating profits (including unrealized gains or losses) and realized net capital gains derived during the immediately preceding calendar year; (2) the insurer will have policyholder surplus equal to or exceeding 115% of the minimum required statutory surplus after the dividend or distribution; (3) the insurer files a notice of the dividend or distribution with the Florida Department at least ten business days prior to the dividend payment or distribution; and (4) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department, or (ii) thirty days after the Florida Department has received notice of such dividend or distribution and has not disapproved it within such time. In the consent order approving the Acquisition (the "Consent Order"), the Florida Department has prohibited Superior from paying any dividends (whether extraordinary or not) for four years from date of acquisition without the prior written approval of the Florida Department.

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

         Management Fees. The management agreement originally entered into between the Company and Pafco was assigned as of April 30, 1996 by the Company to GGS Management, a wholly-owned subsidiary of GGS Holdings. This agreement provides for an annual management fee equal to 15% of gross premiums written. A similar managements agreement with a management fee of 17% of gross premiums written has been entered into between GGS Management and Superior. Employees of the Company relating to the nonstandard automobile insurance business and all Superior employees became employees of GGS Management effective April 30, 1996. In the Consent Order approving the Acquisition, the Florida Department has reserved, for a period of three years, the right to re-evaluate the reasonableness of fees provided for in the Superior management agreement at the end of each calendar year and to require Superior to make adjustments in the management fees based on the Florida Department's consideration of the performance and operating percentages of Superior and other pertinent data. There can be no assurance that either the Indiana Department or the Florida Department will not in the future require a reduction in these management fees.

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

ITEM 2 - PROPERTIES

         The headquarters for the Company, GGS Holdings and Pafco are located at 4720 Kingsway Drive, Indianapolis, Indiana. The building is an 80,000 square foot multilevel structure approximately 50% of which is utilized by the Company. The remaining space is leased to third-parties at a price of approximately $10 per square foot.

         Pafco also owns an investment property located at 2105 North Meridian, Indianapolis, Indiana. The property is a 21,700 square foot, multilevel building leased out entirely to third parties.

         Superior's operations are conducted at leased facilities located in Atlanta, Georgia; Tampa, Florida; and Orange, California. Under a lease term which extends through February 2003, Superior leases office space at 280 Interstate North Circle, N.W., Suite 500, Atlanta, Georgia. Superior occupies 43,448 square feet at this location and subleases an additional 3,303 square feet to third-party tenants. Superior also has an office located at 3030 W. Rocky Pointe Drive, Suite 770, Tampa, Florida consisting of 18,477 square feet of space leased for a term extending through February, 2000. In addition, Superior occupies an office at 1745 West Orangewood, Orange, California consisting of 3,264 square feet under a lease extending through June 2000.

         IGF owns a 17,500 square foot office building located at 2882 106th Street, Des Moines, Iowa which serves as its corporate headquarters. The building is fully occupied by IGF but is currently for sale. IGF also owns certain improved commercial property which is adjacent to its corporate headquarters.

         IGF bought an office building in Des Moines, Iowa as its crop insurance division home office. The sale of the old building is expected to close on April 1, 1998 for $1.35 million.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during 1997 to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

SEPARATE ITEM, EXECUTIVE OFFICERS OF THE REGISTRANT

Presented below is certain information regarding the executive officers of the Company who are not also directors. Their respective ages and their respective positions with the Company are listed as follows:

Name                  Age           Position
David L. Bates        39            Vice President, General Counsel and
                                    Secretary of the Company

Gary P. Hutchcraft    36            Vice President, Chief Financial Officer and
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

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Information regarding the trading market for the Company's Common Shares, the range of selling prices for each quarterly period since the Offering on November 4, 1996, with respect to the Common Shares and the approximate number of holders of Common Shares as of December 31, 1997 and other matters is included under the caption "Market and Dividend Information" on page 43 of the 1997 Annual Report, included as Exhibit 13, which information is incorporated herein by reference.

The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company. In addition, regulatory restrictions and provisions of the Preferred Securities limit distributions to shareholders.

ITEM 6 - SELECTED FINANCIAL DATA
The data included on page 4 of the 1997 Annual Report, included as Exhibit 13, under "Selected Financial Data" is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion entitled "Management Discussion and Analysis of Financial Condition and Results of Operations" included in the 1997 Annual Report on pages 5 through 16 included as Exhibit 13 is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  consolidated  financial  statements in the 1997 Annual Report,  included as
Exhibit 13, and listed in Item 14 of this Report are incorporated herein by reference from the 1997 Annual Report.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding Directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 1997 annual meeting of common stockholders filed with the Commission pursuant to Regulation 14A (the "1997 Proxy Statement").

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The documents listed below are filed as a part of this Report except as otherwise indicated:

1.  Financial  Statements.  The  following  described   consolidated  financial
statements found on the pages of the 1997 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

Description of Financial Statement Item          Location in 1997 Annual Report

 Report of Independent Accountants               Page 45

 Consolidated Balance Sheets, December 31,
 1997 and 1996                                   Page 17

 Consolidated  Statements of Earnings,
 Years Ended December 31, 1997, 1996 and 1995    Page 18

 Consolidated Statements of Changes In
 Shareholders' Equity, Years Ended
 December 31, 1997, 1996 and 1995                Page 19

 Consolidated Statements of Cash Flows,
 Years Ended December 31, 1997, 1996 and 1995    Page 20

 Notes to Consolidated Financial Statements,
 Years Ended DePage 21 through 43996 and 1995

2. Financial Statement Schedules. The following financial statement schedules are included beginning on Page 41.

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

4.  Reports on Form 8-K.  None

Board of Directors and Stockholders of
Symons International Group, Inc. and Subsidiaries

Our report on the consolidated financial statements of Symons International Group, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 49 of the 1997 Annual Report to Shareholders of Symons International Group, Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 40 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
Indianapolis, Indiana
February 27, 1998

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
As Of December 31, 1996 and 1997
(In Thousands)



ASSETS                                                     1996         1997

Assets:

  Investments In And Advances To Related Parties          $77,514     $173,348

  Cash and Cash Equivalents                                 6,160          299

  Federal Income Tax Receivable                               ---          223

  Property and Equipment                                        8           15

  Other                                                       168          646

  Intangible Assets                                            83       43,749
                                                               --       ------

Total Assets                                              $83,933     $218,280
                                                           ======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Payables to Affiliates                                      350          ---

  Federal Income Tax Payable                                   81          ---

  Accrued Distributions on Preferred Securities               ---        4,801

  Other                                                       992          116
                                                              ---          ---

Total Liabilities                                           1,423        4,917

Minority Interest:

   Equity in Consolidated Subsidiary                       21,610          ---

   Preferred Securities                                       ---      135,000

Stockholders' Equity:

  Common Stock, No Par, 1,000,000 Shares Authorized,
    10,450,000 Issued and Outstanding                      38,969       39,019

  Additional Paid-In Capital                                5,905        5,925

  Unrealized Gain On Investments (Net of Deferred
    Taxes of $625 in 1996 and $1,008 in 1997                  820        1,908

Retained Earnings                                          15,206       31,511
                                                           ------       ------

Total Stockholders' Equity                                 60,900       78,363
                                                           ------       ------

Total Liabilities and Stockholders' Equity                $83,933     $218,280
                                                           ======      =======

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For The Years Ended December 31, 1995, 1996 and 1997
(In Thousands)



                                                        1995     1996      1997

Fee Income                                             $7,626   $5,353     $628

Net Investment Income                                   1,522       98    2,248

Net Realized Investment Losses                            (52)     ---      ---
                                                          ---      ---      ---

Total Revenue                                           9,096    5,451    2,876
                                                        -----    -----    -----

Expenses:

  Policy Acquisition and General and Administrative
    Expenses                                            7,891    4,269    2,576

  Interest Expense                                        621      613      ---
                                                          ---      ---      ---

Total Expenses                                          8,512    4,882    2,576
                                                        -----    -----    -----

Income Before Taxes and Minority Interest                 584      569      300

Provision for Income Taxes                                293      228      328
                                                          ---      ---      ---

Net Income (Loss) Before Minority Interest                291      341      (28)

Minority Interest:

  Equity in Consolidated  Subsidiary                    4,530   12,915   19,453

 Distributions on Preferred Securities, Net of Tax        ---      ---   (3,120)
                                                          ---      ---   ------

Net Income for the Period                              $4,821  $13,256  $16,305
                                                        =====   ======   ======

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For The Years Ended December 31, 1995, 1996 and 1997
(In Thousands)



                                                        1995     1996   1997

Net Income                                             $4,821   $13,256 $16,305

Cash Flows From Operating Activities:

Adjustments to Reconcile Net Cash Provided by (Used In) Operations:

  Equity In Net Income of Subsidiaries               (4,530)   (12,915) (19,453)

  Depreciation of Property and Equity                    37         52        5

  Net Realized Capital Loss                             (52)       ---      ---

  Amortization of Intangible Assets                      88          3      858

Net Changes in Operating Assets and Liabilities:

  Federal Income Taxes                                 (176)        81     (304)

  Other Assets                                          216       (145)    (478)

  Other Liabilities                                     518        163     (876)
                                                        ---        ---     ----

Net Cash Provided From (Used In) Operations             922        495   (3,943)
                                                        ---        ---   ------

Cash Flow Used In Investing Activities:

  Purchase of Minority Interest                         ---        ---  (61,000)

  Purchase of Property and Equipment                   (179)       ---      (12)
                                                       ----        ---      ---

Net Cash Used in Investing Activities:                 (179)       ---  (61,012)
                                                       ----        ---   ------

Cash Flows Provided by (Used In) Financing Activities

  Proceeds From Preferred Securities                    ---        ---  129,947

  Proceeds From Common Stock Offering                   ---     37,969     ---

  Repayment of Loans                                 (1,250)       ---     (350)

  Contributed Capital or Advances to Subsidiaries       ---    (20,475) (70,503)

  Loans From Related Parties                            507     (8,329)     ---

Payment of Dividend to Parent                           ---     (3,500)     ---
                                                        ---     ------      ---

Net Cash Provided By (Used In) Financing Activities    (743)     5,665   59,094
                                                       ----      -----   ------

Increase (Decrease) in Cash and Cash Equivalents        ---      6,160   (5,861)

Cash and Cash Equivalents - Beginning of Year           ---        ---    6,160
                                                        ---        ---    -----

Cash and Cash Equivalents - End of Year                $---     $6,160     $299
                                                        ===      =====      ===

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For The Years Ended December 31, 1995, 1996 and 1997

Basis of Presentation

The condensed financial information should be read in conjunction with the consolidated financial statements of Symons International Group, Inc. The condensed financial information includes the accounts and activities of the Parent Company which acts as the holding company for the insurance subsidiaries.

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE IV - REINSURANCE
For The Years Ended December 31, 1995, 1996 and 1997
(In Thousands)



                                            1995          1996          1997

Direct Amount                             $123,381      $298,596      $430,002

Assumed From Other Companies                $1,253        $6,903       $30,598

Ceded to Other Companies                  ($71,187)     ($95,907)    ($183,059)

Net Amount                                 $53,447      $209,592      $277,541

Percentage of Amount Assumed to Net          2.3%          3.3%         11.0%


SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 1995, 1996 and 1997
(In Thousands)



                                    1995              1996               1997
                                 Allowance for     Allowance for      Allowance for
                               Doubtful Accounts  Doubtful Accounts  Doubtful Accounts

Additions:

Balance at Beginning of Period      $1,209              $927             $1,480

Reserves Acquired in the
  Superior Acquisition                 ---               500                ---

Charged to Costs and Expenses(1)     2,523             5,034              9,519

Charged to Other Accounts              ---               ---                ---

Deductions from Reserves             2,805 (2)         4,981              9,006
                                     -----             -----              -----

Balance at End of Period              $927            $1,480             $1,993
                                       ===             =====              =====


(1) In 1993, the Company began to direct bill policyholders rather than agents for premiums. During late 1994 and into 1995, the Company experienced an increase in premiums written. During 1995, the Company further evaluated the collectibility of this business and incurred a bad debt expense of approximately $2.5 million. The Company continually monitors the adequacy of its allowance for doubtful accounts and believes the balance of such allowance at December 31, 1995, 1996 and 1997 was adequate.

(2) Uncollectible accounts written off, net of recoveries.

SYMONS  INTERNATIONAL  GROUP,  INC. -  CONSOLIDATED
SCHEDULE VI -  SUPPLEMENTAL INFORMATION  CONCERNING
PROPERTY - CASUALTY INSURANCE  OPERATIONS
For The Years Ended December 31, 1995, 1996 and 1997
(In Thousands)



           Deferred    Reserves    Discount,   Unearned   Earned     Net      Claims and             Amorti-     Paid     Premiums
           Policy      for         if any,     Premiums   Premiums   Invest-  Adjustment             zation of   Claims   Written
           Acqui-      Unpaid      deducted                          ment     Expenses               Deferred    and
           sition      Claims      in                                Income   Incurred               Policy      Claim
           Costs       and         Column                                     Related to:            Acqui-      Adjust-
                       Claim       C                                                                 sition      ment
                       Adjust-                                                                       Costs       Expense
                       ment
                       Expense

                                                                              Current      Prior
                                                                              Years        Years

1995       2,379       59,421      ---         17,497     49,641     1,173    35,184       787       7,150       31,075   124,634

1996       12,800      101,719     ---         87,285     191,759    6,733    138,618      (1,509)   25,161      130,895  305,499

1997       10,740      136,772     ---         114,635    271,814    11,447   201,118      10,967    59,215      198,677  460,600



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


                                                SYMONS INTERNATIONAL GROUP, INC.



March 23, 1998                                           By:  /s/ Alan G. Symons
                                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 23, 1998, on behalf of the registrant in the capacities indicated:

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


/s/ Robert C. Whiting                                /s/ Douglas H. Symons
Director                                             Director


/s/ Jerome B. Gordon                                 /s/ Alan G. Symons
Director                                             Director

                                  EXHIBIT INDEX

Reference to                                                          Sequential
Regulation S-K                                                           Page
Exhibit No.                Document                                     Number

1       Final Draft of the Underwriting Agreement, dated
        November 4, 1996, among Registrant, Goran Capital, Inc.,
        Advest, Inc. and Mesirow Financial, Inc is incorporated by reference to Exhibit 1 of the Registrant's 1996
        Form 10-K.

2.1     The Strategic  Alliance Agreement by and between
        Continental Casualty Company and IGF Insurance Company,
        IGF Holdings, Inc. and Symons International Group, Inc.
        dated February 28, 1998.

2.2 The MPCI Quota Share Reinsurance Contract by and between Continental Casualty Company and IGF Insurance
        Company, IGF Holdings, Inc. and Symons International
        Group, Inc. dated February 28, 1998.

2.3 The MPCI Quota Share Reinsurance Agreement by and between Continental Casualty Company and IGF Insurance
        Company, IGF Holdings, Inc. and Symons International
        Group, Inc. dated February 28, 1998.

2.4 The Crop Hail Insurance Quota Share Contract by and between Continental Casualty Company and IGF Insurance
        Company, iGF Holdings, Inc. and Symons International
        Group, Inc. dated February 28, 1998.

2.5 The Crop Hail Insurance Quota Share Agreement by and between Continental Casualty Company and IGF Insurance
        Company, IGF holdings, Inc. and Symons International
        Group, Inc. dated February 28, 1998.

2.6 The Crop Hail Insurance Services and Indemnity Agreement by and between Continental Casualty Company and IGF
        Insurance company, IGF Holdings, Inc. and Symons
        International Group, Inc. dated February 28, 1998.

2.7     The Multiple Peril Crop Insurance Service and
        Indemnity Agreement by and between Continental Casualty
        Company and IGF Insurance Company, IGF Holdings, Inc.
        and Symons International Group, Inc. Dated February 28, 1998.

2.8     The Stock Purchase Agreement between Symons International
        Group, Inc. and GS Capital Partners II, L.P. dated
        July 23, 1998.

3.1 The Registrant's Restated Articles of Incorporation are incorporated by Reference to Exhibit 3.1 of the Registrant's Registration Statement on form S-1,
        Reg. No. 333-9129.

3.2 Registrant's Restated Code of Bylaws, as amended, is incorporated by reference to Exhibit 1 of the Registrant's 1996 Form 10-K.

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

4.3(1)  The Senior Subordinated Indenture between Symons
        International Group, Inc. as issuer and Wilmington Trust
        Company as trustee for SIG Capital Trust I dated
        August 12, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4,
        Reg. No. 333-35713.

4.3(2)  First Supplemental Senior Subordinated Indenture between
        Symons International Group, Inc. and Wilmington Trust
        Company Related to SIG Capital Trust I dated January 15, 1998.

10.1 The Stock Purchase Agreement among Goran Capital Inc., Registrant, Fortis, Inc. and Interfinancial, Inc. dated January 31, 1996 is incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.2    The Management Agreement among Superior Insurance
        Company, Superior American Insurance Company,
        Superior Guaranty Insurance Company and GGS
        Management, Inc. dated April 30, 1996 is incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.3    The Management Agreement between Pafco General
        Insurance Company and Registrant dated May 1, 1987, as assigned to GGS Management, Inc. effective April 30, 1996, is incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.4    The Administration Agreement between IGF  Insurance
        Company and Registrant dated February 26, 1990, as amended, is incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1,
        Reg. No. 333-9129.

10.5    The  Agreement  between  IGF  Insurance  Company and
        Registrant dated November 1, 1990 is incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.6 The Registration Rights Agreement between Goran Capital Inc. and Registrant dated May 29, 1996 is incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.7(1) The Employment Agreement between GGS Management
        Holdings, Inc. and Alan G. Symons dated January 31, 1996 is incorporated by reference to Exhibit 10.16(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.7(2) The Employment Agreement between GGS Management,
        Holdings, Inc. and Douglas H. Symons dated January 31, 1996 is incorporated by reference to Exhibit 10.16(2) of the Registrant's Registration Statement on Form S-1, Reg. No.
        333-9129.

10.8(1) The Employment Agreement between IGF Insurance Company
        And Dennis G. Daggett effective February 1, 1996 is incorporated by reference to Exhibit 10.17(1) of the Registrant's Registration Statement on Form S-1,
        Reg. No. 333-9129.

10.8(2) The Employment Agreement between IGF Insurance Company and
        Thomas F. Gowdy effective February 1, 1996 is incorporated by reference to Exhibit 10.17(2) of the Registrant's
        Registration Statement on Form S-1, Reg. No. 333-9129.

10.9 The Employment Agreement between Superior Insurance Company and Roger C. Sullivan, Jr. effective April 23, 1997.

10.10   The Employment Agreement between Goran Capital Inc. and
        Gary P. Hutchcraft effective May 1, 1997.

10.11   The Employment Agreement between Goran Capital Inc. and
        David L. Bates effective April 1, 1997.

10.12 The Goran Capital Inc. Stock Option Plan is incorporated by reference to Exhibit 10.20 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.13 The GGS Management Holdings, Inc. 1996 Stock Option Plan is incorporated by reference to Exhibit 10.21 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.14 The Registrant's 1996 Stock Option Plan is incorporated by reference to Exhibit 10.22 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.15 The Registrant's Retirement Savings Plan is incorporated by reference to Exhibit 10.24 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.16 The Insurance Service Agreement between Mutual Service Casualty Company and IGF Insurance Company dated May 20, 1996 is incorporated by reference to Exhibit
        10.25 of the Registrant's Registration Statement on Form S-1, Reg. No.333-9129.

10.17(1)The Automobile  Third Party  Liability and Physical
        Damage Quota Share Reinsurance Contract between Pafco
        General Insurance Company and Superior  Insurance
        Company is incorporated by reference to Exhibit 10.27(1) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.17(2)The Crop Hail Quota Share Reinsurance Contract and Crop Insurance Service Agreement between Pafco General Insurance Company and IGF Insurance
        Company is incorporated by reference to Exhibit 10.27(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.17(3)The Automobile Third Party Liability and Physical Damage
        Quota Share Reinsurance Contract between IGF Insurance Company and Pafco General Insurance Company is incorporated by reference to Exhibit 10.27(3) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.17(4)The Multiple Line Quota Share  Reinsurance Contract between
        IGF Insurance Company and Pafco General Insurance Company is incorporated by reference to Exhibit 10.27(4) of the Registrant's Registration Statement on Form S-1,
        Reg. No. 333-9129.

10.17(5)The Standard Revenue Agreement between Federal Crop Insurance
        Corporation and IGF Insurance Company is incorporated by reference to Exhibit 10.27(5) of the Registrant's
        Registration Statement on Form S-1, Reg. No. 333-9129.

10.18 The Commitment Letter, effective October 24, 1996, between Fifth Third Bank of Central Indiana and
        Registrant is incorporated by reference to Exhibit 10.28 of the Registrant's Registration Statement on Form S-1,
        Reg. No. 333-9129.

10.19(1)The SIG Capital Trust I 9 1/2% Trust  Preferred Securities
        Purchase Agreement dated August 7, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713.

10.19(2)The Registration Rights Agreement among Symons
        International Group, Inc., SIG Capital Trust I and Donaldson, Lufkin & Jenrette Securities Corporation, Goldman, Sachs & Co., CIBC Wood Gundy Securities Corp.
        and Mesirow Financial, Inc. dated August 12, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713.

10.19(3)The Declaration of Trust of SIG Capital Trust 1 dated
        August 4, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4,
        Reg. No. 333-35713.

10.19(4)The Amended and Restated  Declaration  of Trust of
        SIG Capital Trust I dated August 12, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713.

13      Annual Report to Security Holders

21 The Subsidiaries of the Registrant are incorporated by reference to Exhibit 21 of the Registrant's Registration
        Statement on Form S-1, Reg. No. 333-9129

23      Consent of Independent Public Accountants

27      Financial Data Schedule

99 Proxy Statement with respect to 1998 Annual Meeting of Shareholders of Registrant