Form 10-Q
period 1998-03-31
SYMONS INTERNATIONAL GROUP INC
filed 1998-05-15
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of March 31, 1998, there were 10,395,532 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                      For The Quarter Ended March 31, 1998
                                                                   Page
                                                                  Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements

        Unaudited Consolidated Financial Statements:
        Unaudited Consolidated Balance Sheets at
        March 31, 1998 and December 31, 1997 ...........................3

        Unaudited Consolidated Statements of Earnings
        for the Three Months Ended March 31, 1998 and 1997 .............4

           Unaudited Consolidated Statements of Stockholders'
        Equity .........................................................5

        Unaudited Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 1998 and 1997 .............6

        Condensed Notes to Unaudited Consolidated Financial
        Statements .....................................................7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................8

PART 2  OTHER INFORMATION .............................................15


SIGNATURES ............................................................16

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                         March 31,    December 31,
ASSETS                                                                      1998          1997

Investments

  Available for sale:

  Fixed maturities, at market                                            $176,370       $169,385

  Equity securities, at market                                             40,993         35,542

  Short-term investments, at amortized cost which approximates market       9,098          8,871

Real estate, at cost                                                        3,034            450

Mortgage loans, at cost                                                     2,190          2,220

Other                                                                         400             50
                                                                          -------        -------
         TOTAL INVESTMENTS                                                232,085        216,518

Investment in and advances to related parties                               5,277            839

Cash and cash equivalents                                                  26,295         11,276

Receivables, net of allowance for doubtful accounts                       164,272         91,730

Reinsurance recoverable on paid and unpaid losses, net                     67,384         93,832

Prepaid reinsurance premiums                                               96,882         36,606

Federal income taxes recoverable                                              --           1,505

Deferred policy acquisition costs                                          17,267         10,740

Deferred income taxes                                                       4,680          4,722

Property and equipment, net of accumulated depreciation                    14,319         12,051

Intangible assets                                                          43,252         43,756

Other assets                                                                6,541          6,300
                                                                          -------        -------
         TOTAL ASSETS                                                    $678,254       $529,875
                                                                          =======        =======

LIABILITIES

Losses and loss adjustment expenses                                      $126,629       $136,772

Unearned premiums                                                         205,987        114,635

Reinsurance payables                                                       96,686         35,692

Notes payable                                                               2,569          4,182

Federal income taxes payable                                                3,981            --

Distributions payable on preferred securities                               1,559          4,801

Other                                                                      21,196         20,430
                                                                          -------        -------
         TOTAL LIABILITIES                                                458,607        316,512
                                                                          -------        -------
Minority interest:

  Preferred securities                                                    135,000        135,000
                                                                          -------        -------
STOCKHOLDERS' EQUITY

Common stock                                                               38,296         39,019

Additional paid-in capital                                                  5,946          5,925

Unrealized gain on investments                                              4,130          1,908

Retained earnings                                                          36,275         31,511
                                                                          -------        -------
         TOTAL STOCKHOLDERS' EQUITY                                        84,647         78,363
                                                                          -------        -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $678,254       $529,875
                                                                          =======        =======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                                                    Three Months Ended
                                                                          March 31,
                                                                    1998          1997

Gross premiums written                                            $178,396      $129,890

Less ceded premiums                                                (78,835)      (63,101)
                                                                   -------       -------
Net premiums written                                                99,561        66,789

Change in net unearned premiums                                    (31,076)       (3,674)
                                                                    ------       -------
Net premiums earned                                                 68,485        63,115

Fee income                                                           6,487         5,038

Net investment income                                                2,958         2,438

Net realized gain                                                    1,968           942
                                                                    ------        ------
      Total Revenues                                                79,898        71,533
                                                                    ------        ------

Loss and loss adjustment expenses                                   53,205        45,268

Policy acquisition and general and administrative expenses          14,923        12,883

Interest expense                                                       183         1,371

Amortization of intangibles                                            511           129
                                                                    ------        ------
      Total Expenses                                                68,822        59,651
                                                                    ------        ------
      Earnings before income taxes and minority interest            11,076        11,882

Provision for income taxes                                           4,022         4,286
                                                                    ------        ------
      Net earnings before minority interest                          7,054         7,596

Minority interest:

  Distributions on preferred securities, net of tax                  2,130           --

  Equity in earnings of subsidiary                                     --          1,687
                                                                    ------        ------
      Net Earnings                                                 $ 4,924       $ 5,909
                                                                    ======        ======

Net earnings per share - basic                                       $0.47         $0.57
                                                                      ====          ====

Net earnings per share - fully diluted                               $0.46         $0.56
                                                                      ====          ====
Weighted average shares outstanding:

  Basic                                                             10,445        10,450
                                                                    ======        ======
  Fully diluted                                                     10,726        10,641
                                                                    ======        ======


See notes to consolidated financial statements


SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands, except number of shares)

                                                          Shares           Total
                                                          Common       Stockholders'     Retained
                                                           Stock          Equity         Earnings

BALANCE AT DECEMBER 31, 1996                             10,450,000       $60,900        $15,206

Comprehensive income:
   Net earnings                                                             5,909          5,909
   Change in unrealized gains (losses) on securities                         (943)            --
                                                                           ------
Comprehensive income                                                        4,966             --
                                                                           ------          -----

BALANCE AT MARCH 31, 1997                                10,450,000       $65,866        $21,115
                                                         ==========        ======         ======


BALANCE AT DECEMBER 31, 1997                             10,451,667       $78,363        $31,511

Comprehensive income:
   Net earnings                                                             4,924          4,924
   Change in unrealized gains (losses) on securities                        2,222             --
                                                                           ------          -----
Comprehensive income                                                        7,146          4,924

Exercise of stock options                                     1,665            20             --

Cost of shares acquired                                     (57,800)         (882)          (160)
                                                          ---------        ------         ------

BALANCE AT MARCH 31, 1998                                10,395,532       $84,647        $36,275
                                                         ==========        ======         ======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                  1998        1997

Cash Flows from Operating Activities:

  Net earnings for the period                                                    $4,924      $5,909

  Adjustments to reconcile net earnings to net cash provided from operations:

     Equity in earnings of subsidiary                                                --       1,687

     Depreciation and amortization                                                1,117         487

     Deferred income tax expense                                                 (1,173)        226

     Net realized gain                                                           (1,968)       (942)

Net changes in operating assets and liabilities:

  Receivables                                                                   (72,542)    (49,716)

  Reinsurance recoverable on paid and unpaid losses, net                         26,448      22,846

  Prepaid reinsurance premiums                                                  (60,275)    (35,659)

  Deferred policy acquisition costs                                              (6,527)        476

  Other assets                                                                     (243)     (1,175)

  Losses and loss adjustment expenses                                           (10,143)    (15,432)

  Unearned premiums                                                              91,352      39,334

  Reinsurance payables                                                           60,994      42,973

  Distributions payable on preferred securities                                  (3,242)         --

  Federal income taxes                                                            5,485       3,970

  Other liabilities                                                                 768       4,179
                                                                                 ------      ------
NET CASH PROVIDED FROM OPERATIONS                                                34,975      19,163
                                                                                 ------      ------
Cash flow used in investing activities:

  Net (purchases) sales of short-term investments                                  (227)      3,372

  Purchases of fixed maturities                                                 (41,319)    (22,892)

  Proceeds from sales, calls and maturities of fixed maturities                  34,322       1,232

  Purchase of equity securities                                                  (6,466)     (3,998)

  Proceeds from sales of equity securities                                        6,421       8,937

  Purchase of real estate                                                        (2,584)         --

  Purchases of property and equipment                                            (2,869)     (1,003)

  (Purchases) sales of other investments                                           (320)         70
                                                                                -------      ------
NET CASH USED IN INVESTING ACTIVITIES                                           (13,042)    (14,282)
                                                                                 ------      ------
Cash flow provided from/(used in) financing activities:

  Cost of shares acquired                                                          (862)         --

  Payments on notes payable                                                      (1,613)         --

  Contribution from minority interest owner                                          --       2,304

  Repayments from related parties                                                (4,439)       (481)
                                                                                 ------     -------
NET CASH PROVIDED FROM/(USED IN) FINANCING ACTIVITIES                            (6,914)      1,823
                                                                                 ------      ------
Increase in cash and cash equivalents                                            15,019       6,704

Cash and cash equivalents, beginning of period                                   11,276      13,095
                                                                                 ------      ------
Cash and cash equivalents, end of period                                        $26,295     $19,799
                                                                                 ======      ======

See notes to consolidated financial statements

                        SYMONS INTERNATIONAL GROUP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For The Three Months Ended March 31, 1998

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

(2) Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income for the three month periods ended March 31, 1998 and 1997 is presented in the Statements of Changes in Stockholders' Equity.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the new requirements effective December 31, 1998. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

(3) On March 2, 1998, the Company announced that it had signed an agreement with CNA to assume its multi-peril and crop hail operations. CNA
     wrote   approximately  $110  million  of  multi-peril  and  crop  hail insurance business in 1997. The Company will reinsure 100% of all multi-peril and crop hail premiums written by CNA during 1998 and cede a small portion of the Company's total crop book of business (approximately 22% MPCI and 15% crop hail) back to CNA. Starting in the year 2000, assuming no event of change in control as defined in the agreement, the Company can purchase the insurance premiums reinsured to CNA through a call provision or CNA can require the Company to buy the insurance premiums reinsured to CNA. Regardless of the method of takeout of CNA, CNA must not compete in MPCI or crop hail for a period of time. There was no purchase price. The formula for the buyout in the year 2000 is based on a multiple of average pre-tax earnings that CNA received from reinsuring the Company's book of business.
                                      -7-

(4) Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows:

                                                                  Three Months Ended
                                                                        March 31,
                                                                    1998        1997

     Basic:
      Weighted-average common shares outstanding                 10,450,000     10,450,000

     Diluted:
      Weighted-average common shares outstanding                 10,450,000     10,450,000
      Dilutive effect of stock options                              281,000        191,000
                                                                 ----------     ----------
      Average common shares outstanding assuming
        dilution                                                 10,726,000     10,641,000
                                                                 ==========     ==========


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

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 925 independent agencies in 42 states.

MPCI is a government-sponsored program with accounting treatment which differs in certain respects from the more traditional property and casualty insurance lines. For income statement purposes under generally accepted accounting principles, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers for buy-up coverage (MPCI coverage in excess of CAT Coverage), and any related federal premium subsidies, but do not include MPCI premium on CAT Coverage (the minimum available level of MPCI Coverage). By contrast, net premiums written do not include any MPCI premiums or subsidies, all of which are deemed to be ceded to the FCIC as a reinsurer. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a complex profit sharing formula established by law and the FCIC. For generally accepted accounting principles income statement purposes, any such profit or loss sharing earned or payable by the Company is treated as an adjustment to commission expense and is included in policy acquisition and general and administrative expenses.

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment"), (ii) an LAE reimbursement payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"), and (iii) a small excess LAE reimbursement payment of two hundredths of one percent (.02%) of MPCI Retention (as defined herein) to the extent the Company's MPCI loss ratios on a per state basis exceed certain levels (the "MPCI Excess LAE Reimbursement Payment"). For 1998 and 1997, the Buy-Up Expense Reimbursement Payment has been set at 27% and 29%, respectively, of the MPCI Premium. For generally accepted account principles income statement purposes, the Buy-Up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as Other Income.

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

In order to reduce the Company's potential loss exposure under the MPCI program, in addition to reinsurance obtained from the FCIC, the Company purchases stop-loss reinsurance from other private reinsurers. Such private reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop-loss coverage. For crop hail insurance, the Company has in effect various layers of stop-loss reinsurance.

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

Results of Operations

For the three months ended March 31, 1998, the Company recorded net earnings of $4,923,000 or $0.47 per share (basic). This is approximately a 16.7% decrease from 1997 comparable amounts of $5,909,000 or $0.57 per share (basic). This resulted from lower earnings in both the nonstandard automobile and crop segments. However, earnings in the first quarter of 1998 were at consensus expectations. Increases in nonstandard automobile premiums contributed to lowering the expense ratio which was offset by a higher loss ratio. However, the first quarter 1998 loss ratio improved from the fourth quarter of 1997 due to the effects of certain rate increases. Lower crop results reflect increased commission rates due to competition and a lower expense reimbursement from the federal government offset by significant volume growth created internally and through the transaction with CNA.


                                                                        For the three months
                                                                            ended March 31,
                                                                           1998        1997

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                                 $89,976     $75,066
                                                                          ======      ======
  Net premiums written                                                   $82,267     $59,588
                                                                          ======      ======
  Net premiums earned                                                    $68,323     $63,105

  Fee income                                                               4,155       2,899

  Net investment income                                                    2,801       2,338

  Net realized gain                                                        1,968         942
                                                                          ------      ------
        TOTAL REVENUES                                                    77,247      69,284
                                                                          ------      ------

  Losses and loss adjustment expenses                                     53,146      45,268

  Policy acquisition and general and administrative expenses              18,123      17,124
                                                                          ------      ------
        TOTAL EXPENSES                                                    71,269      62,392
                                                                          ------      ------
  Earnings before income taxes                                            $5,978      $6,892
                                                                           =====       =====
GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                        77.8%       71.7%

  Expense ratio, net of billing fees                                        20.4        22.5
                                                                            ----        ----
  Combined ratio                                                            98.2%       94.2%
                                                                            ====        ====
CROP INSURANCE OPERATIONS:

  Gross premiums written(2)                                              $86,175     $51,709
                                                                          ======      ======
  Net premiums written                                                   $17,294      $7,201
                                                                          ======       =====
  Net premiums earned                                                       $161         $10

  Fee income                                                               2,332       2,139

  Net investment income                                                       53          49
                                                                           -----       -----
        TOTAL REVENUES                                                     2,546       2,198
                                                                           -----       -----
  Losses and loss adjustment expenses                                         59          --

  Policy acquisition and general and administrative expenses(1)           (3,647)     (4,766)

  Interest expense                                                           183          11
                                                                           -----      ------
        TOTAL EXPENSES                                                    (3,405)     (4,755)
                                                                           -----       -----
  Earnings before income taxes                                            $5,951      $6,953
                                                                           =====       =====

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.
(2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.

Consolidated gross premiums written increased 37.4% due to growth in both the nonstandard auto and crop segments.

Gross premiums written for the nonstandard auto segment increased 19.9%. Such increase was due primarily to continued introduction of multi-tiered products, introduction of two new states and increased market share penetration.

Gross premiums written for the crop segment increased 66.7%. Such increase was due to the transactions with CNA and internal growth. Premium increases were noted in all lines of crop insurance. Crop premiums for the three months ended March 31 are as follows:

                                     1998         1997
                                     ----         ----

CAT imputed                        $16,319       $13,032
MPCI                                60,743        39,777
Crop hail and named perils          25,431        11,932
                                    ------        ------
                                   102,493        64,741
Less: CAT imputed                  (16,318)      (13,032)
                                    ------        ------
                                   $86,175       $51,709
                                    ======        ======

Remaining gross written premiums represent commercial business which is ceded 100% to an affiliate, Granite Reinsurance Company Ltd.

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three months ended March 31 are as follows:

                                     1998         1997
                                     ----         ----

Nonstandard automobile                10%          20%
Crop hail                             30%          40%
Named peril                           50%          50%

Fee income increased 28.8% for the three months ended March 31, 1998 as compared to the corresponding period of the prior year. Such increase was due to greater installment billings on nonstandard automobile policies, which averaged 4.62% and 3.86% of gross written premiums in 1998 and 1997, respectively, and additional CAT fees on crop business due to growth in volume.

Net investment income increased 21.3% for the three months ended March 31, 1998 as compared to the corresponding period of the prior year. Such increase was due primarily to greater invested assets and a stable yield.

The loss ratio for the nonstandard automobile segment in 1998 was 77.8% as compared to 71.7% in 1997. The increase in the loss ratio in 1998 from the first quarter of 1997 reflects increased severity costs and the effects of certain pending rate increases. However, this loss ratio has improved from the fourth quarter of 1997 which was 79.4%, excluding the effects of certain fourth quarter adjustments, due to the effects of recent rate increases. Crop hail loss ratios in the first quarter do not have significant impact on consolidated earnings.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company. Policy acquisition and general and administrative expenses rose to $14,923,000 or 21.8% of net premium earned for the three months ended March 31, 1998 compared to $12,883,000 or 20.4% of net premium earned in the corresponding period of 1997. The increase in the expense ratio in the first quarter of 1998 is due to the effects of higher commissions and lower expense reimbursements in the crop segment. However, the consolidated expense ratio has been reduced from the fourth quarter 1997 rate of 25.8%. The expense ratio, for the nonstandard segment improved to 20.4% in 1998 as compared to 22.5% in 1997, due primarily to reduced expenses from the Indianapolis operations (Pafco General Insurance Company) resulting from lower commissions on multi-tiered products and other efficiency implementations as well as higher billing fee rates.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI Expense Reimbursements and MPCI Underwriting Gain. The negative expense results primarily from the inclusion of the MPCI Underwriting Gain. The increase in expenses results primarily from a 2% lower MPCI Expense Reimbursement for 1998 versus 1997 and higher commissions due to competition offset by a higher MPCI Underwriting Gain due to volume. This gain is an estimate until later in the year when crops are harvested and losses are known. The gain ratio in the first quarter of 1998 was consistent with the first quarter of 1997 at 10%.

Amortization of intangibles includes goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest position in GGSH, debt or preferred security issuance costs and organizational costs. The increase in the first quarter of 1998 reflects the effects of the Preferred Securities Offering in late 1997.

Interest expense primarily represents interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility was repaid with the proceeds from the Preferred Securities Offering.

Income tax expense was 36.3% and 36.1% of pre-tax income for the three months ended March 31, 1998 and 1997.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Financial Condition

The Company's total assets of $678,254,000 at March 31, 1998 increased $148,378,000 from $529,875,000 as of December 31, 1997. The primary reasons for this increase were an increase of $30,585,000 in cash and invested assets due to continued growth in premiums and the normal receipt of crop funds from the FCIC. The remaining increase is due to increases in receivables from insureds and reinsurers due to continued growth in volume and growth in prepaid reinsurance in crop operations due to the accounting for MPCI with the FCIC.

Net cash provided by operating activities improved to $34,975,000 in 1998 from $19,163,000 in 1997 due to continued premium growth and normal receipt of crop funds from the FCIC. This additional cash flow was used to increase invested assets. Financing activities included normal activities on the Company's line of credit for crop operations. Loans to related parties is primarily a $3.3 million loan to an affiliate, Granite Re, for reinsurance activities and certain short-term officer loans. In the first quarter of 1998, the Company bought back 57,800 treasury shares as part of an announced buy back program.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The Company's insurance subsidiaries are parties to litigation arising in the ordinary course of business. The Company believes that the ultimate resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimated costs of litigation.

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



Dated:  May 8, 1998                 By:______________________
                                    Alan G. Symons
                                    Chief Executive Officer



Dated:  May 8, 1998                 By:______________________
                                    Gary P. Hutchcraft
                                    Vice President, Treasurer and
                                    Chief Financial Officer