Form 10-Q
period 1998-06-30
SYMONS INTERNATIONAL GROUP INC
filed 1998-08-13
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of June 30, 1998, there were 10,387,532 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                       For The Quarter Ended June 30, 1998
                                                                        Page
                                                                       Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Financial Statements:
        Consolidated Balance Sheets at June 30, 1998
        (unaudited) and December 31, 1997 . . ..............................3

        Unaudited Consolidated Statements of Earnings for the
        Three and Six Months Ended June 30, 1998 and 1997 ................4-5

           Unaudited Consolidated Statements of Stockholders'
        Equity .............................................................6

        Unaudited Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1998 and 1997 ............................7

        Condensed Notes to Unaudited Consolidated Financial
        Statements .........................................................8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................9

PART 2  OTHER INFORMATION .................................................19


SIGNATURES ................................................................20

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                                  June 30,     December 31,
ASSETS                                                                             1998           1997
                                                                                (unaudited)
Investments

  Available for sale:

  Fixed maturities, at market                                                   $179,041         $169,385

  Equity securities, at market                                                    39,957           35,542

  Short-term investments, at amortized cost which approximates market             11,220            8,871

Real estate, at cost                                                                 448              450

Mortgage loans, at cost                                                            2,160            2,220

Other                                                                                339               50
                                                                                 -------          -------
         TOTAL INVESTMENTS                                                       233,165          216,518

Investment in and advances to related parties                                      4,387              839

Cash and cash equivalents                                                         22,464           11,276

Receivables, net of allowance for doubtful accounts                              238,532           91,730

Reinsurance recoverable on paid and unpaid losses, net                           106,233           93,832

Prepaid reinsurance premiums                                                     111,526           36,606

Federal income taxes recoverable                                                     982            1,505

Deferred policy acquisition costs                                                 17,618           10,740

Deferred income taxes                                                              2,565            4,722

Property and equipment, net of accumulated depreciation                           17,302           12,051

Intangible assets                                                                 42,742           43,756

Other assets                                                                       5,675            6,300
                                                                                 -------          -------
         TOTAL ASSETS                                                           $803,191         $529,875
                                                                                 =======          =======
LIABILITIES

Losses and loss adjustment expenses                                             $171,557         $136,772

Unearned premiums                                                                226,388          114,635

Reinsurance payables                                                             154,564           35,692

Notes payable                                                                         35            4,182

Distributions payable on preferred securities                                      4,783            4,801

Other                                                                             21,015           20,430
                                                                                 -------          -------
         TOTAL LIABILITIES                                                       578,342          316,512
                                                                                 -------          -------
Minority interest:

  Preferred securities                                                           135,000          135,000
                                                                                 -------          -------
STOCKHOLDERS' EQUITY

Common stock                                                                      38,199           39,019

Additional paid-in capital                                                         5,946            5,925

Unrealized gain on investments                                                     3,912            1,908

Retained earnings                                                                 41,792           31,511
                                                                                 -------          -------
         TOTAL STOCKHOLDERS' EQUITY                                               89,849           78,363
                                                                                 -------          -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $803,191         $529,875
                                                                                 =======          -------

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                                           Three Months Ended
                                                                June 30,
                                                           1998          1997

Gross premiums written                                   $173,094      $149,175

Less ceded premiums                                       (68,380)      (65,441)
                                                          -------       -------
Net premiums written                                      104,714        83,734

Change in net unearned premiums                            (5,756)      (10,837)
                                                          -------       -------
Net premiums earned                                        98,958        72,897

Fee income                                                  4,901         5,753

Net investment income                                       3,306         2,838

Net realized gain                                             843           742
                                                          -------        ------
      Total Revenues                                      108,008        82,230
                                                          -------        ------
Loss and loss adjustment expenses                          72,181        58,025

Policy acquisition and general and administrative expenses 23,088        17,514

Interest expense                                               49         1,080

Amortization of intangibles                                   510           164
                                                          -------        ------
      Total Expenses                                       95,828        76,783
                                                          -------        ------
      Earnings before income taxes and minority interest   12,180         5,447

Provision for income taxes                                  4,416         1,897
                                                          -------        ------
      Net earnings before minority interest                 7,764         3,550

Minority interest:

  Distributions on preferred securities, net of tax         2,096           --

  Equity in earnings of subsidiary                            --           (127)
                                                          -------        ------
      Net Earnings                                       $  5,668       $ 3,677
                                                          =======        ======


Net earnings per share - basic                              $0.55         $0.35
                                                             ====          ====
Net earnings per share - fully diluted                      $0.53         $0.35
                                                             ====          ====
Weighted average shares outstanding:

  Basic                                                    10,392        10,450
                                                           ======        ======
  Fully diluted                                            10,704        10,631
                                                           ======        ======


See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                                            Six Months Ended
                                                                June 30,
                                                           1998         1997

Gross premiums written                                   $351,490      $279,065

Less ceded premiums                                      (147,215)     (128,541)
                                                          -------       -------

Net premiums written                                      204,275       150,524

Change in net unearned premiums                           (36,833)      (14,512)
                                                           ------        ------

Net premiums earned                                       167,442       136,012

Fee income                                                 11,390        10,791

Net investment income                                       6,264         5,276

Net realized gain                                           2,811         1,684
                                                          -------       -------
      Total Revenues                                      187,907       153,763
                                                          -------       -------
Loss and loss adjustment expenses                         125,386       103,293

Policy acquisition and general and administrative expenses  8,012        30,397

Interest expense                                              232         2,451

Amortization of intangibles                                 1,021           293
                                                          -------       -------
      Total Expenses                                      164,651       136,434
                                                          -------       -------
      Earnings before income taxes and minority interest   23,256        17,329

Provision for income taxes                                  8,438         6,183
                                                          -------       -------
      Net earnings before minority interest                14,818        11,146

Minority interest:

  Distributions on preferred securities, net of tax         4,226           --

  Equity in earnings of subsidiary                            --          1,560
                                                          -------       -------
      Net Earnings                                       $ 10,592      $  9,586
                                                          =======       =======

Net earnings per share - basic                              $1.02         $0.92
                                                             ====          ====
Net earnings per share - fully diluted                      $0.99         $0.90
                                                             ====          ====
Weighted average shares outstanding:

  Basic                                                    10,419        10,450
                                                           ======        ======
  Fully diluted                                            10,715        10,636
                                                           ======        ======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands, except number of shares)

                                                          Shares      Total
                                                          Common   Stockholders'  Retained
                                                          Stock       Equity      Earnings

BALANCE AT DECEMBER 31, 1996                            10,450,000    $60,900     $15,206

Comprehensive income:
   Net earnings                                                         9,586       9,586
   Change in unrealized gains (losses) on securities                    1,364         --
                                                                       ------
Comprehensive income                                                   10,950         --
Adjustment of offering costs                                               50         --
                                                                       ------       -----

BALANCE AT JUNE 30, 1997                                10,450,000    $71,900     $24,792
                                                        ==========     ======      ======

BALANCE AT DECEMBER 31, 1997                            10,451,667    $78,363     $31,511

Comprehensive income:
   Net earnings                                                        10,592      10,592
   Change in unrealized gains (losses) on securities                    2,004
                                                                       ------
Comprehensive income                                                   12,596

Exercise of stock options                                    1,665         20         --

Cost of shares acquired                                    (65,800)    (1,130)       (311)
                                                        ----------      -----       -----

BALANCE AT JUNE 30, 1998                                10,387,532    $89,849     $41,792
                                                        ==========     ======      ======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                   1998           1997

Cash Flows from Operating Activities:

  Net earnings for the period                                                     $10,592        $9,586

  Adjustments to reconcile net earnings to net cash provided from operations:

     Equity in earnings of subsidiary                                                  --         1,560

     Depreciation and amortization                                                  2,453         1,169

     Deferred income tax expense                                                    1,087        (1,068)

     Net realized gain                                                             (2,811)       (1,684)

Net changes in operating assets and liabilities:

  Receivables                                                                    (146,802)     (110,851)

  Reinsurance recoverable on paid and unpaid losses, net                          (12,401)      (22,400)

  Prepaid reinsurance premiums                                                    (74,919)       58,944)

  Deferred policy acquisition costs                                                (6,878)         (321)

  Other assets                                                                        624        (1,198)

  Losses and loss adjustment expenses                                              34,785        36,205

  Unearned premiums                                                               111,753        73,456

  Reinsurance payables                                                            118,872        93,967

  Distributions payable on preferred securities                                       (18)           --

  Federal income taxes                                                                523         1,913

  Other liabilities                                                                   585         5,120
                                                                                   ------        ------
NET CASH PROVIDED FROM OPERATIONS                                                  37,445        26,510
                                                                                   ------        ------
Cash flow used in investing activities:

  Net (purchases) sales of short-term investments                                  (2,349)       (2,177)

  Purchases of fixed maturities                                                   (94,207)      (36,846)

  Proceeds from sales, calls and maturities of fixed maturities                    85,536        20,964

  Purchase of equity securities                                                   (11,289)      (15,188)

  Proceeds from sales of equity securities                                         11,409        16,531

  Purchase of real estate                                                             223           140

  Purchases of property and equipment                                              (6,545)       (2,294)

  (Purchases) sales of other investments                                             (229)           --
                                                                                   ------         -----
NET CASH USED IN INVESTING ACTIVITIES                                             (17,451)      (18,870)
                                                                                   ------        ------
Cash flow provided from/(used in) financing activities:

  Cost of shares acquired                                                          (1,132)           --

  Payments on notes payable                                                        (4,147)       (3,128)

  Contribution from minority interest owner                                            --         2,304

  Repayments from related parties                                                  (3,548)       (1,582)

  Additional paid-in capital                                                           21            --
                                                                                   ------        ------
NET CASH PROVIDED FROM/(USED IN) FINANCING ACTIVITIES                              (8,806)       (2,406)
                                                                                   ------        ------
Increase in cash and cash equivalents                                              11,188         5,234

Cash and cash equivalents, beginning of period                                     11,276        13,095
                                                                                   ------        ------
Cash and cash equivalents, end of period                                          $22,464       $18,329
                                                                                   ======        ======


See notes to consolidated financial statements

                        SYMONS INTERNATIONAL GROUP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                For The Three and Six Months Ended June 30, 1998

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

(2) In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the new requirements effective December 31, 1998. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

         On March 4, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company will adopt the new requirements of the SOP in 1999. Management has not completed its review of SOP 98-1, but does not anticipate that the adoption of this SOP will have significant effect on net earnings during 1999.

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

         On July 8, 1998, the Company acquired North American Crop  Underwriters
         (NACU) a Henning, Minnesota based managing general agency which focuses exclusively on crop insurance. The acquisition price was $4 million with $3 million paid at closing and $1 million due July 1, 2000 without interest. This acquisition captures 100% of the MPCI underwriting gain and fees on approximately $27 million of premiums. Prior to this transaction, NACU received all fees and 50% of the underwriting gain with the balance going to the Company through the CNA transaction.

         Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows:

                                                    Three Months Ended              Six Months Ended
                                                          June 30,                      June 30,
                                                    1998           1997            1998         1997

         Basic:
           Weighted-average common shares
              outstanding                        10,392,000     10,450,000      10,419,000     10,450,000
                                                 ==========     ==========      ==========     ==========

         Diluted:
           Weighted-average common shares
              outstanding                        10,392,000     10,450,000      10,419,000     10,450,000
           Dilutive effect of stock options         312,000        181,000         296,000        186,000
                                                 ----------     ----------      ----------     ----------

         Average common shares outstanding
           assuming dilution                    10,704,000      10,631,000      10,715,000     10,636,000
                                                ==========      ==========      ==========     ==========


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

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 1,017 independent agencies in 42 states.

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

In June 1998, the United States Congress passed legislation which provided permanent funding for the crop insurance industry. However, beginning with the 1999 crop year, the Buy-Up Expense Reimbursement Payment was reduced to 24.5%, the CAT LAE Reimbursement Payment was reduced to 11% and the $50 CAT coverage fee will no longer go to the insurance companies.

The Company expects to more than offset these reductions through growth in fee income from non-federally subsidized programs such as AgPI(R) and GEO Ag Plus(R) initiated in 1998. The Company has also been working to reduce its internal costs including agent's commissions. While the Company fully believes it can more than offset these reductions, there is no assurance the Company will be successful in its efforts or that further reductions in federal reimbursements will not continue to occur.

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

AgPI(R) protects businesses that depend upon a steady flow of a crop (or crops) to stay in business. This protection is available to those involved in agribusiness who are a step beyond the farm gate, such as elevator operators, custom harvesters, cotton gins and businesses that are dependent upon a single supplier of products, (i.e., popping corn).

These businesses have been able to buy normal business interruption insurance to protect against on-site calamities such as a fire, wind storm or tornado. But until now, they have been totally unprotected by the insurance industry if they incorporate a production shortfall in their trade area which limited their ability to bring raw materials to their operation. AgPI(R) allows the agricultural business to protect against a disruption in the flow of the raw materials it depends on. AgPI(R) was formally introduced at the beginning of the 1998 crop year.

Geo AgPLUS(TM) provides to the farmer the soil sampling results combined with fertility maps and the software that is necessary to run their precision farming program. Grid soil sampling, when combined with precision farming, allows the farmer to apply just the right amount of fertilization, thus balancing the soil for a maximum crop yield. Precision farming increases the yield to the farmer, reduces the cost of unnecessary fertilization and enhances the environment by reducing overflows of fertilization into the ecosystem. Geo AgPLUS(TM) is an IGF Insurance Company trademarked precision farming division that is now marketing its fee based products to the farmer.

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

Certain other conditions of the Company's crop business may affect comparisons of the Company's results and operating ratios with those of other insurers, including: (i) the seasonal nature of the business whereby profits are generally recognized predominantly in the second half of the year, (ii) the short-term nature of crop business whereby losses are known within a short time period, and
(iii) the limited amount of investment income associated with crop business. In addition, cash flows from the crop business differ from cash flows from certain more traditional lines.

In 1996, the Company instituted a policy of recognizing (i) 35% of its estimated MPCI gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter, (ii) commission expense at the applicable rate of MPCI gross premiums written recognized and (iii) Buy-Up Expense Reimbursement at the applicable rate of MPCI gross premiums written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI gross premiums written for the first nine months based on a re-estimate which takes into account actual gross premiums processed. If an insufficient volume of policies has been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and loss information.

Results of Operations

For the three and six months ended June 30, 1998, the Company recorded net earnings of $5,668,000 and $10,592,000 or $0.55 and $1.02 per share (basic).
This is approximately a 54.1% and 10.5% from 1997 comparable amounts of $3,677,000 and $9,586,000 or $0.35 and $0.92 per share (basic).

Increased earnings reflect improved results from the nonstandard automobile division due to improvements in both the loss and expense ratios. Prior year results in the second quarter also included a one-time charge to earnings of $5,300,000 for loss reserves. Crop results for the second quarter of 1998 were up slightly over 1997 while year-to-date results for this division are virtually flat with the prior year. This is due to volume gains offset by higher commission expense, lower reimbursements and integration costs of the CNA transaction.


                                                                                     For the three months
                                                                                         ended June 30,
                                                                                     1998            1997
NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                                            $79,530        $90,481
                                                                                     ======         ======
  Net premiums written                                                              $69,154        $74,255
                                                                                     ======         ======
  Net premiums earned                                                               $70,498        $65,139

  Fee income                                                                          4,553          4,305

  Net investment income                                                               3,133          2,756

  Net realized gain                                                                     673            742
                                                                                     ------         ------
        TOTAL REVENUES                                                               78,857         72,942
                                                                                     ------         ------
  Losses and loss adjustment expenses                                                53,502         53,756

  Policy acquisition and general and administrative expenses                         18,681         18,368

  Interest and amortization of intangibles                                               --             --
                                                                                     ------          -----
        TOTAL EXPENSES                                                               72,183         72,124
                                                                                     ------         ------
  Earnings before income taxes                                                      $ 6,674        $   818
                                                                                     ======         ======
GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                                   75.9%          82.5%

  Expense ratio, net of billing fees                                                   20.0           21.6
                                                                                       ----           ----
  Combined ratio                                                                       95.9%         104.1%
                                                                                       ====          =====

CROP INSURANCE OPERATIONS:

  Gross premiums written(2)                                                         $92,020        $56,647
                                                                                     ======         ======
  Net premiums written                                                              $35,560         $9,479
                                                                                     ======          =====
  Net premiums earned                                                               $28,460         $7,758

  Fee income                                                                            350          1,448

  Net investment income                                                                 112             43

  Net realized capital gain                                                             170             --
                                                                                     ------          -----
        TOTAL REVENUES                                                               29,092          9,249
                                                                                     ------          -----

  Losses and loss adjustment expenses                                                18,679          4,269

  Policy acquisition and general and administrative expenses(1)                       3,897         (1,260)

  Interest expense                                                                       50             13
                                                                                     ------          -----
        TOTAL EXPENSES                                                               22,626          3,022
                                                                                     ------          -----
  Earnings before income taxes                                                      $ 6,466         $6,227
                                                                                     ======          =====

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain. (2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.




                                                                                              For the six months
                                                                                                ended June 30,

                                                                                            1998             1997

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                                                $169,506        $165,547
                                                                                         =======         =======

  Net premiums written                                                                  $151,421        $133,843
                                                                                         =======         =======

  Net premiums earned                                                                   $138,821        $128,244

  Fee income                                                                            8,708           7,204

  Net investment income                                                                 5,934           5,094

  Net realized gain                                                                       2,641           1,684
                                                                                        -------         -------
        TOTAL REVENUES                                                                  156,104         142,226
                                                                                        -------         -------
  Losses and loss adjustment expenses                                                   106,648         99,024

  Policy acquisition and general and administrative expenses                            36,804          35,492

  Interest and amortization of intangibles                                                  --              --
                                                                                        -------         ------
        TOTAL EXPENSES                                                                  143,452         134,516
                                                                                        -------         -------
  Earnings before income taxes                                                          $ 12,652        $  7,710
                                                                                         =======         =======
GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                                    76.8%           77.2%

  Expense ratio, net of billing fees                                                    20.2            22.1
                                                                                        ----            ----
  Combined ratio                                                                        97.0%           99.3%
                                                                                        ====            ====

CROP INSURANCE OPERATIONS:

  Gross premiums written(2)                                                             $178,195        $108,356
                                                                                         =======         =======
  Net premiums written                                                                  $ 52,854        $16,680
                                                                                         =======         ======
  Net premiums earned                                                                   $ 28,621        $7,768

  Fee income                                                                            2,682           3,587

  Net investment income                                                                 165             92

  Net realized capital gain                                                                 170            --
                                                                                        -------         -----
        TOTAL REVENUES                                                                   31,638         11,447
                                                                                        -------         ------
  Losses and loss adjustment expenses                                                   18,738          4,269

  Policy acquisition and general and administrative expenses(1)                         250             (6,026)

  Interest expense                                                                          233             24
                                                                                        -------         ------
        TOTAL EXPENSES                                                                   19,221         (1,733)
                                                                                       -------         ------
  Earnings before income taxes                                                          $ 12,417        $13,180
                                                                                         =======         ======


(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain. (2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.

Consolidated gross premiums written increased 16.0% and 26.0% for the three and six months ended June 30, 1998 compared to comparable periods in 1997 due to growth in both the nonstandard auto and crop segments.

Gross premiums written for the nonstandard auto segment decreased 12.1% for the three months ended June 30, 1998 and increased 2.4% for the six months ended June 30, 1998 compared to comparable periods in 1997. The decrease in the second quarter primarily reflects certain program changes and rate increases taken in Florida to improve loss experience.

Gross premiums written for the crop segment increased 62.4% and 64.5% for the three and six months ended June 30, 1998 compared to comparable periods in 1997. Such increase was due to the transaction with CNA, internal growth and new products such as AgPI. Premium increases were noted in all lines of crop insurance. Crop premiums for the three and six months ended June 30 are as follows:

                                                           Three Months                   Six Months
                                                          Ended June 30,                 Ended June 30,
                                                       1998            1997          1998            1997
                                                       ----            ----          ----            ----

CAT imputed                                          $16,319          $13,031      $32,638         $26,063
MPCI                                                  46,654           39,239      107,297          79,016
Crop hail and named perils                            37,873           17,408       63,365          29,340
AgPI                                                   7,493              --         7,533              --
                                                     -------           ------      -------          ------
                                                     108,339           69,678      210,833         134,419
Less: CAT imputed                                    (16,319)         (13,031)     (32,638)        (26,063)
                                                     -------           ------      -------         -------
                                                     $92,020          $56,647     $178,195        $108,356
                                                      ======           ======      =======         =======

Remaining gross written premiums represent commercial business which is ceded 100% to an affiliate, Granite Reinsurance Company Ltd.

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three and six months ended June 30 are as follows:

                                                       1998          1997
                                                       ----          ----

Nonstandard automobile                                  10%           20%
Crop hail                                               25%           40%
Named peril                                             50%           50%

Fee income decreased 14.8% for the three months ended June 30, 1998 and increased 5.6% for the six months ended June 30, 1998 as compared to the corresponding periods of the prior year. The decrease in the second quarter of 1998 results from the Company's practice of offsetting CAT fees with crop LAE costs. Such offset was greater in 1998. However, overall fees continue to increase. Such increase was due to greater installment billings on nonstandard automobile policies, which averaged 5.14% and 4.35% of gross written premiums in 1998 and 1997, respectively, and additional CAT fees on crop business due to growth in volume.

Net investment income increased 16.5% and 18.7% for the three and six months ended June 30, 1998 as compared to the corresponding periods of the prior year. Such increase was due primarily to greater invested assets offset somewhat by a declining yield due to market conditions.

The loss ratio for the nonstandard automobile segment for the three and six months ended June 30, 1998 was 75.9% and 76.8% as compared to 82.5% and 77.2% in 1997. The loss ratio for the nonstandard automobile segment for the three and six months ended June 30, 1997, excluding the $5.3 million reserve adjustment in the second quarter of 1997 was 74.4% and 73.1%, respectively.

The increase in the loss ratio in 1998 from 1997, excluding the effects of the reserve adjustment in 1997, reflects increased severity costs and the effects of certain pending rate increases. However, this loss ratio has improved from the first quarter of 1998 which was 77.8%, due to the effects of recent rate increases. The crop hail loss ratio in 1998 was 53.5% compared to 54.2% in 1997.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company. Policy acquisition and general and administrative expenses rose to $23,088,000 and $38,012,000 or 23.3% and 22.7% of net premium earned for the three and six months ended June 30, 1998 compared to $17,514,000 and $30,317,000 or 24.0% and
22.3% of net premium earned in the corresponding periods of 1997. The expense ratio, for the nonstandard segment improved to 20.0% and 20.2% for the second quarter and year-to-date in 1998 as compared to 21.6% and 22.1% in 1997, due primarily to reduced expenses from the Indianapolis operations (Pafco General Insurance Company) resulting from lower commissions on multi-tiered products and other efficiency implementations as well as higher billing fee rates.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI Expense Reimbursements and MPCI Underwriting Gain. The increase in expenses results primarily from a 2% lower
MPCI Expense Reimbursement for 1998 versus 1997, higher commissions due to competition and integration costs of the CNA transaction offset by a higher MPCI Underwriting Gain due to volume. This gain is an estimate until later in the year when crops are harvested and losses are known. The estimated gain ratio in 1998 was consistent with 1997 at 10%.

Amortization of intangibles includes goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest position in GGSH, debt or preferred security issuance costs and organizational costs. The increase in 1998 reflects the effects of the Preferred Securities Offering in late 1997.

Interest expense primarily represents interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility was repaid with the proceeds from the Preferred Securities Offering.

Income tax expense was 36.3% of pre-tax income for the three and six months ended June 30, 1998 compared to 34.8% and 35.7% in 1997. The increased rate is due to higher goodwill amortization.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Financial Condition

The Company's total assets of $803,191,000 at June 30, 1998 increased $273,353,000 from $529,838,000 as of December 31, 1997. The primary reasons for this increase was an increase in cash and invested assets due to continued growth in premiums, normal receipt of crop funds from the FCIC, increases in receivables from insureds and reinsurers due to continued growth in volume and growth in prepaid reinsurance in crop operations due to the accounting for MPCI with the FCIC.

Net cash provided by operating activities improved to $37,445,000 in 1998 from $26,510,000 in 1997 due to continued premium growth and normal receipt of crop funds from the FCIC. This additional cash flow was used to increase invested assets. Financing activities included normal activities on the Company's line of credit for crop operations. Loans to related parties is primarily a $3.3 million loan to an affiliate, Granite Re, for reinsurance activities and certain short-term officer loans. During 1998, the Company bought back 65,800 treasury shares as part of an announced buy back program.

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



Dated: August 12, 1998              By:______________________
                                       Alan G. Symons
                                       Chief Executive Officer



Dated: August 12, 1998              By:______________________
                                       Gary P. Hutchcraft
                                       Vice President, Treasurer and
                                       Chief Financial Officer



Dated: August 12, 1998              By:______________________
                                       James J. Lund
                                       Vice President and
                                       Chief Accounting Officer