Form 10-Q
period 1998-09-30
SYMONS INTERNATIONAL GROUP INC
filed 1998-11-13
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of September 30, 1998, there were 10,382,732 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                    For The Quarter Ended September 30, 1998

                                                                        Page
                                                                       Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Financial Statements:
        Consolidated Balance Sheets at September 30, 1998
        (unaudited) and December 31, 1997 . . ............................3

        Unaudited Consolidated Statements of Earnings for the
        Three and Nine Months Ended September 30, 1998 and 1997 ........4-5

        Unaudited Consolidated Statements of Stockholders'
        Equity ...........................................................6

        Unaudited Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1998 and 1997 ....................7

        Condensed Notes to Unaudited Consolidated Financial
        Statements .......................................................8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................12

PART 2  OTHER INFORMATION ...............................................22

SIGNATURES ..............................................................23

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)

                                                               September 30,    December 31,
                                                                   1998            1997
                                                                (unaudited)
ASSETS
Investments
  Available for sale:

  Fixed maturities, at market                                     $181,310       $169,385

  Equity securities, at market                                      37,216         35,542

  Short-term investments, at amortized cost which approximates
    market                                                           9,860          8,871

Mortgage loans, at cost                                              2,130          2,220

Other                                                                  807            500
                                                                   -------        -------
         TOTAL INVESTMENTS                                         231,323        216,518

Investment in and advances to related parties                        4,668            839

Cash and cash equivalents                                            5,068         11,276

Receivables, net of allowance for doubtful accounts                209,069         91,730

Reinsurance recoverable on paid and unpaid losses, net             235,826         93,832

Prepaid reinsurance premiums                                        42,693         36,606

Federal income taxes recoverable                                     7,297          1,505

Deferred policy acquisition costs                                   14,423         10,740

Deferred income taxes                                                5,635          4,722

Property and equipment, net of accumulated depreciation             18,230         12,051

Intangible assets                                                   45,596         43,756

Other assets                                                        11,527          6,300
                                                                   -------        -------
         TOTAL ASSETS                                             $831,355       $529,875
                                                                   =======        =======
LIABILITIES

Losses and loss adjustment expenses                               $285,052       $136,772

Unearned premiums                                                  141,161        114,635

Reinsurance payables                                               163,323         35,692

Notes payable                                                       13,600          4,182

Distributions payable on preferred securities                        1,603          4,801

Other                                                               18,630         20,430
                                                                   -------        -------
         TOTAL LIABILITIES                                         623,369        316,512
                                                                   -------        -------
Minority interest:

  Preferred securities                                             135,000        135,000
                                                                   -------        -------
STOCKHOLDERS' EQUITY

Common stock                                                        38,136         39,019

Additional paid-in capital                                           5,946          5,925

Unrealized gain on investments                                         474          1,908

Retained earnings                                                   28,430         31,511
                                                                   -------        -------
         TOTAL STOCKHOLDERS' EQUITY                                 72,986         78,363
                                                                   -------        -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $831,355       $529,875
                                                                   =======        =======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                                                    Three Months Ended
                                                                      September 30,
                                                                   1998           1997

Gross premiums written                                           $97,353         $103,919

Less ceded premiums                                              (26,659)         (37,554)
                                                                  ------          -------
Net premiums written                                             $70,694          $66,365
                                                                  ======           ======

Net premiums earned                                              $93,912          $72,044

Fee income                                                         3,815            4,199

Net investment income                                              3,091            2,900

Net realized gain                                                  1,168            3,782
                                                                 -------           ------
      Total Revenues                                             101,986           82,925
                                                                 -------           ------
Loss and loss adjustment expenses                                 91,901           53,903

Policy acquisition and general and administrative expenses        26,385           15,803

Interest expense                                                     129              540

Amortization of intangibles                                          698              393
                                                                 -------           ------
      Total Expenses                                             119,113           70,639
                                                                 -------           ------
      Earnings (loss) before income taxes and minority interest  (17,127)          12,286

Provision for income taxes                                        (5,902)           4,271
                                                                 -------           ------
      Net earnings (loss) before minority interest               (11,225)           8,015

Minority interest:

  Distributions on preferred securities, net of tax                2,101            1,025

  Equity in earnings of subsidiary                                    --              264
                                                                  ------           ------
      Net earnings (loss) before extraordinary item              (13,326)           6,726

Extraordinary item, net of tax ($0.07 per share)                     --               713
                                                                  ------           ------
      Net Earnings (Loss)                                       $(13,326)        $  6,013
                                                                  ======           ======

Net earnings (loss) per share - basic                             $(1.28)           $0.56
                                                                    ====             ====

Net earnings (loss) per share - fully diluted                     $(1.25)           $0.55
                                                                    ====             ====
Weighted average shares outstanding:

  Basic                                                           10,390           10,773
                                                                  ======           ======
  Fully diluted                                                   10,699           10,843
                                                                  ======           ======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                  1998             1997

Gross premiums written                                          $448,843         $382,984

Less ceded premiums                                             (173,874)        (166,096)
                                                                 -------          -------
Net premiums written                                            $274,969         $216,888
                                                                 =======          =======
Net premiums earned                                             $261,354         $208,056

Fee income                                                        15,205           14,990

Net investment income                                              9,355            8,176

Net realized gain                                                  3,979            5,466
                                                                 -------          -------
      Total Revenues                                             289,893          236,688
                                                                 -------          -------
Loss and loss adjustment expenses                                217,287          157,196

Policy acquisition and general and administrative expenses        64,397           46,200

Interest expense                                                     361            2,991

Amortization of intangibles                                        1,719              687
                                                                 -------          -------
      Total Expenses                                             283,764          207,074
                                                                 -------          -------
      Earnings before income taxes and minority interest           6,129           29,614

Provision for income taxes                                         2,536           10,454
                                                                  ------          -------
      Net earnings before minority interest                        3,593           19,160

Minority interest:

  Distributions on preferred securities, net of tax               (6,327)           1,025

  Equity in earnings of subsidiary                                    --            1,824
                                                                 -------          -------
      Net earnings (loss) before extraordinary item               (2,734)          16,311

Extraordinary item ($0.07 per share)                                  --              713
                                                                 -------          -------
      Net Earnings (Loss)                                       $ (2,734)        $ 15,598
                                                                 =======          =======

Net earnings (loss) per share - basic                              $(.26)           $1.46
                                                                     ===             ====
Net earnings (loss) per share - fully diluted                      $(.26)           $1.46
                                                                     ===             ====
Weighted average shares outstanding:

  Basic                                                           10,409           10,669
                                                                  ======           ======
  Fully diluted                                                   10,710           10,705
                                                                  ======           ======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands, except number of shares)

                                                              Shares           Total
                                                              Common       Stockholders'     Retained
                                                              Stock          Equity          Earnings
BALANCE AT DECEMBER 31, 1996                               10,450,000        $60,900         $15,206

Comprehensive income:
   Net earnings                                                               15,598          15,598
   Change in unrealized gains (losses) on securities                           5,070              --
                                                                              ------
Comprehensive income                                                          20,668              --
Adjustment of offering costs                                                      50              --
                                                                              ------           -----
BALANCE AT SEPTEMBER 30, 1997                              10,450,000        $81,618         $30,804
                                                           ==========         ======          ======

BALANCE AT DECEMBER 31, 1997                               10,451,667        $78,363         $31,511

Comprehensive income:
   Net earnings (loss)                                                        (2,734)         (2,734)
   Change in unrealized gains (losses) on securities                          (1,434)
                                                                              ------
Comprehensive income                                                          (4,168)

Exercise of stock options                                       1,665             20

Shares acquired                                               (70,600)        (1,229)           (347)
                                                           ----------         ------          ------
BALANCE AT SEPTEMBER 30, 1998                              10,382,732        $72,986         $28,430
                                                           ==========         ======          ======


See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                    1998            1997
Cash Flows from Operating Activities:
  Net earnings (loss) for the period                                              $(2,734)        $15,598

Adjustments to reconcile net earnings (loss) to net cash provided from operations:

   Equity in earnings of subsidiary                                                    --           1,824

   Depreciation and amortization                                                    3,210           1,192

   Deferred income tax expense                                                       (170)         (1,074)

   Net realized gain                                                               (3,979)         (5,466)

Net changes in operating assets and liabilities:

  Receivables                                                                    (117,339)        (98,357)

  Reinsurance recoverable on paid and unpaid losses, net                         (141,994)        (99,805)

  Prepaid reinsurance premiums                                                     (6,087)        (19,380)

  Deferred policy acquisition costs                                                (3,683)          1,031

  Losses and loss adjustment expenses                                             148,280          91,924

  Unearned premiums                                                                26,526          28,212

  Reinsurance payables                                                            127,631         103,296

  Distributions payable on preferred securities                                    (3,198)             --

  Federal income taxes                                                             (5,792)          1,877

  Other assets and liabilities                                                     (6,960)           (262)
                                                                                  -------         -------
NET CASH PROVIDED FROM OPERATIONS                                                  13,711          20,610
                                                                                  -------         -------
Cash flow used in investing activities:

  Cash paid for minority interest                                                      --         (61,000)

  Net purchases of short-term investments                                            (989)         (8,733)

  Purchases of fixed maturities                                                  (120,913)       (198,314)

  Proceeds from sales, calls and maturities of fixed maturities                   113,110         162,132

  Purchase of equity securities                                                   (22,427)        (26,676)

  Proceeds from sales of equity securities                                         17,555          22,256

  Net proceeds from sales and purchases of real estate                                267              --

  Purchases of property and equipment                                              (7,690)         (3,807)

  (Purchases) sales of other investments                                             (213)            180

  Cash paid for NACU                                                               (3,000)             --
                                                                                   ------         -------
NET CASH USED IN INVESTING ACTIVITIES                                             (24,300)       (113,962)
                                                                                   ------         -------
Cash flow provided from financing activities:

  Cost of shares acquired                                                          (1,229)             --

  Net proceeds on line of credit and notes payable                                  9,418          41,794

  Contribution from minority interest owner                                            --           2,304

  Loans to related parties                                                         (3,829)         (1,198)

  Additional paid-in capital                                                           21              --

  Proceeds from preferred securities, net                                              --         130,100
                                                                                  -------         -------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                         4,381          89,412
                                                                                  -------         -------
Decrease in cash and cash equivalents                                              (6,208)         (3,940)

Cash and cash equivalents, beginning of period                                     11,276          13,095
                                                                                  -------         -------
Cash and cash equivalents, end of period                                         $  5,068        $  9,155
                                                                                  =======         =======

See notes to consolidated financial statements

                        SYMONS INTERNATIONAL GROUP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             For The Three and Nine Months Ended September 30, 1998

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

(4)      On July 8, 1998, the Company acquired North American Crop  Underwriters
         (NACU) a Henning, Minnesota based managing general agency which focuses exclusively on crop insurance. The acquisition price was $4 million with $3 million paid at closing and $1 million due July 1, 2000 without interest. This acquisition captures 100% of the MPCI underwriting gain and fees on approximately $27 million of premiums. Prior to this transaction, NACU received all fees and 50% of the underwriting gain with the balance going to the Company through the CNA transaction.

(5) Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows:

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                               1998          1997        1998            1997
         Basic:
           Weighted-average common shares
              outstanding                                   10,390,000    10,773,000    10,409,000     10,669,000
                                                            ==========    ==========    ==========     ==========

         Diluted:
           Weighted-average common shares
              outstanding                                   10,390,000    10,773,000    10,409,000     10,669,000
           Dilutive effect of stock options                    309,000        70,000       301,000         36,000
                                                            ----------    ----------    ----------     ----------

         Average common shares outstanding
           assuming dilution                                10,699,000    10,843,000    10,710,000     10,705,000
                                                            ==========    ==========    ==========     ==========


(6) As part of the agreement by the Company to assume the multi-peril and crop operations of CNA, the Company agreed to reimburse CNA for certain direct overhead costs incurred by CNA during the first quarter of 1998 before the Company assumed the book of business. CNA has requested reimbursement of $2.0 million in expenses which the Company believes should only be $1.1 million. Negotiations are in process to settle this reimbursement. The Company fully expects the ultimate settlement will approximate $1.1 million and has therefore, accrued this amount in its consolidated financial statements evenly throughout 1998. In the unforeseen event the ultimate settlement is greater than $1.1 million, the Company will accrue the full additional amount at that time.

         The Company expects to receive a proposed assessment from the California Department of Insurance (CDOI) which the Company estimates could approximate $3 million. This expectation is based on ongoing discussions with the CDOI, although no formal written notification has been received by the Company. This assessment relates to the charging of brokers fees to policyholders by independent agents who have placed business for one of the Company's nonstandard automobile carriers, Superior Insurance Company. The CDOI has indicated that such broker
         fees  were  improper  and  has  requested   reimbursement  to  the
         policyholders by Superior Insurance Company. The Company did not receive any of these broker fees. As the ultimate outcome of this potential assessment is not deemed probable the Company has not accrued any amount in its consolidated financial statements. Although the assessment has not been formally made by the CDOI at this time, the Company believes it will prevail and will vigorously defend any potential assessment.

(7)  Year 2000 Compliance

General

The Year 2000 Project (Project) is proceeding on schedule. The Project is addressing the inability of computer software and hardware to distinguish between the year 1900 and the year 2000. In 1996, the Company began a company-wide replacement of hardware and software systems to address this and other issues. This replacement is using systems from Dell, Hewlett Packard, Sun Systems, Compaq, Oracle and ZIM as well as some software conversions using Java. The new hardware is in place and operational at all subsidiaries. The software systems are in place in our nonstandard auto operations and are being implemented on a state-by-state basis. The Company began implementing the new nonstandard auto operating system in those states in which the Company writes annual policies (annual states). 60% of those annual states are currently in production with the remaining 40% scheduled to be in place by December 31, 1998. The remaining non-annual states are on schedule to be completed by March 31, 1999. The Company has developed a contingency plan for use in the event that there is a delay. A decision to adopt the contingency plan, if necessary, will be made by December 1, 1998. The Y2K issue does not have an effect on the crop operations until October 1, 1999. The Company is converting non-compliant systems, through programmatic means, into a Java based Y2K compliant environment. The crop operations are at 38% of completion for this conversion and are scheduled to be completed by the end of January 1999. Contingency plans for crop operations are being considered at this time. A number of the Company's other IT projects are being delayed or completely eliminated due to the implementation of the Project. The delay and/or elimination of these projects has caused or could cause a loss of market share in the nonstandard auto market.

Project

The Company has divided the Project into three sections-Infrastructure, Applications/Business Systems and Third Party Suppliers. There are common portions of each of these divisions which are: (1) identifying Y2K items, (2) assigning a priority for those items identified, (3) repairing or replacing those items, (4) testing the fixes, and (5) designing a contingency and business continuation plan for each subsidiary.

In February 1998, all items had been identified and the plans for replacement or repair were proposed to management. These plans were approved and the process began.

The infrastructure section of the Project was quickly implemented and tested by the Company's IT staff and has been completed since May of 1998. All desktop, mini and midrange systems as well as phone switches, phones and building security systems have been tested for Y2K compliance. The only outstanding issue is a security system in one of the Company's buildings, which may need to be disconnected. This issue is addressed by business continuance. Any new systems required by the Company are being tested and certified prior to purchase. Two mainframes being used by the Company are not Y2K certified or compliant. These machines have been replaced by Sun and HP compliant systems and are being kept in production until new applications are put in place on the new machines.

The applications systems section of the Project includes: (1) the replacement of nonstandard auto companies Policy Administration and Claims systems, (2) the conversion of crop operations systems in total, and (3) replacement of non compliant business systems company-wide (this includes wordprocessors, network operating systems, spreadsheet programs, presentation systems, etc.)

The Company had already made the decision to transition off all of it's nonstandard auto legacy systems and this process had been in work since 1996. These systems are Y2K compliant and are on schedule for completion by the end of March 31, 1999. The conversion of crop systems began in August 1998 and is scheduled for completion by the end of January 1999. Business systems are being replaced as vendors certify their compliance. The Company is at 80% compliance in this area.

The Company relies on third party vendors for investments, reinsurance treaties and banking. The Company began inquiring about Y2K compliance with its third party vendors beginning in July 1998. To date all vendors have replied regarding their compliance efforts. Those that are not in compliance have until the end of 1Q, 1999 to do so, or they will be replaced.

Costs

The Company considers the cost associated with the Project to be material. The Company has estimated the total cost to be $5.7 million. The total amount expended through September 1998 on all infrastructure and software upgrades is approximately $4.5 million. The Company expects to spend another $1.2 million in its efforts to complete the Project. This does not include additional annual maintenance costs that will be incurred as we move forward. Funding for these costs will continue to be provided by funds from operations. The Company expects that the new nonstandard auto system will significantly enhance service capability and reduce future operating costs.

Risks

Failure to correct the Y2K problem could cause a failure or interruption of normal business operations. These failures could materially affect the Company's operational results, financial condition and liquidity. Due to the nature of the Y2K problem, the Company is uncertain whether it will have a material affect. The Company believes that the possibility of significant business interruptions should be reduced by implementation of the Project.

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

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 1,118 independent agencies in 42 states.

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

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment") and (ii) an LAE reimbursement payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"). For 1998 and 1997, the Buy-Up Expense Reimbursement Payment has been set at 27% and 29%, respectively, of the MPCI Premium. For generally accepted accounting principles income statement purposes, the Buy-Up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as Other Income.

In June 1998, the United States Congress passed legislation which provided permanent funding for the crop insurance industry. However, beginning with the 1999 crop year, the Buy-Up Expense Reimbursement Payment was reduced to 24.5%, the CAT LAE Reimbursement Payment was reduced to 11% and the $60 CAT coverage fee will no longer go to the insurance companies.

The Company expects to more than offset these reductions through growth in fee income from non-federally subsidized programs such as AgPI(R) and GEO Ag Plus(R) initiated in 1998. The Company has also been working to reduce its costs. While the Company fully believes it can more than offset these reductions, there is no assurance the Company will be successful in its efforts or that further reductions in federal reimbursements will not continue to occur.

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

In 1996, the Company instituted a policy of recognizing (i) 35% of its estimated MPCI gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter, (ii) commission expense at the applicable rate of MPCI gross premiums written recognized and (iii) Buy-Up Expense Reimbursement at the applicable rate of MPCI gross premiums written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI gross premiums written for the first nine months based on a re-estimate which takes into account actual gross premiums processed. If an insufficient volume of policies has been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of
                                      -14-
gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and loss information.

Results of Operations

For the three and nine months ended September 30, 1998, the Company recorded net losses of $(13,326,000) and $(2,734,000) or $(1.28) and $(.26) per share
(basic). This is approximately a decrease of 322% and 118% from 1997 comparable amounts of $6,013,000 and $15,598,000 or $0.56 and $1.46 per share (basic).

The loss in the third quarter of 1998 was due to losses in both the Company's crop and nonstandard automobile operations. The Company's loss in its crop operations was due primarily to crop hail losses from Hurricane Bonnie and other weather related events and higher than expected commission expenses, primarily from the integration of the crop business acquired from CNA. As compared to 1997 the Company's crop results were also impacted by a much smaller underwriting gain on MPCI due primarily to severe drought conditions in certain parts of the country and overly wet conditions in other parts of the country. However, the Company accrues a low estimated underwriting gain until results become known in the third and fourth quarters and the Company did not have to reverse profits previously booked for MPCI in the third quarter of 1998. The Company's loss in its nonstandard automobile operations was due primarily to recently noted reserve development and management taking a more conservative reserve assumption for its nonstandard operations. Falling nonstandard automobile premium volume also lead to a higher than normal expense ratio in the quarter.

                                                                        For the three months
                                                                         ended September 30,
                                                                        1998            1997

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                             $61,536         $77,505
                                                                      ======          ======
  Net premiums written                                               $55,381         $61,789
                                                                      ======          ======
  Net premiums earned                                                $64,742         $61,059

  Fee income                                                           3,827           4,380

  Net investment income                                                2,960           2,702

  Net realized gain                                                    1,121           3,837
                                                                      ------          ------
        TOTAL REVENUES                                                72,650          71,978
                                                                      ------          ------
  Losses and loss adjustment expenses                                 57,589          44,873

  Policy acquisition and general and administrative expenses          19,563          18,170
                                                                      ------          ------
        TOTAL EXPENSES                                                77,152          63,043
                                                                      ------          ------
  Earnings (loss) before income taxes                                $(4,502)        $ 8,935
                                                                      ======          ======
GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                   88.95%           73.5%

  Expense ratio, net of billing fees                                   24.31            22.6
                                                                      ------            ----
  Combined ratio                                                      113.26%           96.1%
                                                                      ======            ====
CROP INSURANCE OPERATIONS:

  Gross premiums written(2)                                          $32,423         $23,997
                                                                      ======          ======
  Net premiums written                                               $15,313          $4,576
                                                                      ======           =====
  Net premiums earned                                                $29,170         $10,985

  Fee income                                                             (12)           (181)

  Net investment income                                                   55              52

  Net realized capital gain                                               47             (55)
                                                                      ------          ------
        TOTAL REVENUES                                                29,260          10,801
                                                                      ------          ------
  Losses and loss adjustment expenses                                 34,312           9,030

  Policy acquisition and general and administrative expenses(1)        6,572          (2,609)

  Interest expense and amortization of intangibles                       287              40
                                                                      ------          ------
        TOTAL EXPENSES                                                41,171           6,461
                                                                      ------          ------
  Earnings (loss) before income taxes                               $(11,911)        $ 4,340
                                                                      ======          ======

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain. (2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.


                                                                        For the nine months
                                                                        ended September 30,
                                                                      1998             1997

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                            $231,042        $243,052
                                                                     =======         =======
  Net premiums written                                              $206,802        $195,632
                                                                     =======         =======
  Net premiums earned                                               $203,563        $189,303

  Fee income                                                          12,535          11,584

  Net investment income                                                8,894           7,796

  Net realized gain                                                    3,762           5,521
                                                                     -------         -------
        TOTAL REVENUES                                               228,754         214,204
                                                                     -------         -------
  Losses and loss adjustment expenses                                164,237         143,897

  Policy acquisition and general and administrative expenses          56,367          53,662
                                                                     -------         -------
        TOTAL EXPENSES                                               220,604         197,559
                                                                     -------         -------
  Earnings before income taxes                                      $  8,150        $ 16,645
                                                                     =======         =======
GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                   80.68%           76.0%

  Expense ratio, net of billing fees                                   21.53            22.2
                                                                       -----            ----
  Combined ratio                                                      102.21%           98.2%
                                                                      ======            ====
CROP INSURANCE OPERATIONS:

  Gross premiums written(2)                                         $210,618        $132,353
                                                                     =======         =======
  Net premiums written                                               $68,167         $21,256
                                                                      ======          ======
  Net premiums earned                                                $57,791         $18,753

  Fee income                                                           2,670           3,406

  Net investment income                                                  220             144

  Net realized capital gain                                              217             (55)
                                                                      ------          ------
        TOTAL REVENUES                                                60,898          22,248
                                                                      ------          ------
  Losses and loss adjustment expenses                                 53,050          13,299

  Policy acquisition and general and administrative expenses(1)        6,822          (8,635)

  Interest expense and amortization of intangibles                       520              65
                                                                      ------          ------
        TOTAL EXPENSES                                                60,392           4,729
                                                                      ------          ------
  Earnings before income taxes                                       $   506         $17,519
                                                                      ======          ======

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain. (2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.

Consolidated gross premiums written decreased 6.3% and increased 17.2% for the three and nine months ended September 30, 1998 compared to comparable periods in 1997.

Gross premiums written for the nonstandard auto segment decreased 20.6% for the three months ended September 30, 1998 and decreased 4.9% for the nine months ended September 30, 1998 compared to comparable periods in 1997. The decrease in nonstandard automobile premiums reflects the effects of competitive pressures, the results of certain product changes in certain key states and the operational aspects of implementation of the Company's new operating system. The Company has addressed the product changes in its key states that contributed to the falling premium volume and is working to implement appropriate product and rate changes in its other states. The Company has also recently entered South Florida and the State of Arizona and has launched its Spanish Language Policy in Florida. The Company's new operating system is functioning adequately in the States of Florida, California and Arizona with additional states coming on line in the near future. The Company expects that the results of these efforts will improve future premium volume and reduce the costs to do business.

Gross premiums written for the crop segment increased 35.1% and 59.1% for the three and nine months ended September 30, 1998 compared to comparable periods in 1997. Such increase was due to the transaction with CNA, internal growth and new products such as AgPI. Premium increases were noted in all lines of crop insurance. Crop premiums for the three and nine months ended September 30 are as follows:

                                               Three Months                      Nine Months
                                            Ended September 30,              Ended September 30,
                                           1998            1997              1998          1997

CAT imputed                               $1,502          $4,965           $34,140       $31,028
MPCI                                      18,071          15,195           125,368        94,211
Crop hail and named perils                14,356           8,802            77,721        38,142
AgPI                                          (4)             --              7,529           --
                                          ------          ------           -------        ------
                                          33,925          28,962           244,758        163,381
Less: CAT imputed                         (1,502)         (4,965)          (34,140)       (31,028)
                                          ------          ------           -------        -------
                                         $32,423         $23,997          $210,618       $132,353
                                          ======          ======           =======        =======

Remaining gross written premiums represent commercial business which is ceded 100% to an affiliate, Granite Reinsurance Company Ltd.

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three and nine months ended September 30 are as follows. The Company canceled its nonstandard auto quota share treaty with the intention to commute the agreement effective October 1, 1998.

                                           1998             1997

Nonstandard automobile                      10%              20%
Crop hail                                   25%              40%
Named peril                                 50%              50%

Fee income decreased 9.1% for the three months ended September 30, 1998 and increased 1.4% for the nine months ended September 30, 1998 as compared to the corresponding periods of the prior year. The decrease in the third quarter of 1998 results from the Company's practice of offsetting CAT fees with crop LAE costs. Such offset was greater in 1998. Fee income on nonstandard automobile operations also decreased in the third quarter as a direct result of lower premium volume in the quarter. The small increase in fee income year to date in 1998 compared to 1997 is primarily the result of higher nonstandard automobile fees as a percentage of direct premiums written although premium volume decreased in that segment. These fees averaged 5.43% and 4.77% of gross premiums written in 1998 and 1997, respectively. Crop fees, primarily CAT fees increased due to growth in premium volume. However, crop fee income appears lower due to reclass of CAT LAE fees as an offset to loss costs. This was due to the higher LAE costs in 1998 due to the higher volume of claims.

Net investment income increased 6.6% and 14.4% for the three and nine months ended September 30, 1998 as compared to the corresponding periods of the prior year. Such increase was due primarily to greater invested assets offset somewhat by a declining yield due to market conditions.

The loss ratio for the nonstandard automobile segment for the three and nine months ended September 30, 1998 was 89.0% and 80.7% as compared to 73.5% and 76.0% in 1997. In the third quarter of 1998, the Company recorded additional gross loss reserves of approximately $8 million. A mid-year review of reserves as of June 30, 1998 by the Company's independent actuaries resulted in recorded loss reserve levels at June 30, 1998 approximating recommended levels. Development since that date and more conservative assumptions has resulted in the reserve adjustment.

The crop hail loss ratio for the nine months ended September 30, 1998 was 85.5% compared to 67.1% in 1997. The loss ratio for 1998 is net of reinsurance recoveries on its stop loss layer. This loss ratio was dramatically affected by Hurricane Bonnie in the third quarter. Excluding the effects of Hurricane Bonnie and related reinsurance recoveries the crop hail loss ratio would have been 75.0%.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company. Policy acquisition and general and administrative expenses rose to $26,385,000 and $64,397,000 or 28.1% and 24.6% of net premium earned for the three and nine months ended September 30, 1998 compared to $15,803,000 and $46,200,000 or 21.9% and 22.2% of net premium earned in the corresponding periods of 1997. The increase in the overall expense ratio in the third quarter reflects increases in both the Company's crop and nonstandard automobile operations. Increases related to crop operations reflect a much lower MPCI underwriting gain in 1998 as compared to 1997, as previously discussed, and higher operating and commission costs due primarily to the integration of the Company's crop acquisitions. Increases related to nonstandard automobile operations reflect the higher than normal expense ratio in the third quarter due to the declining premium volume. Nonstandard automobile and crop operations have integrated acquisitions and are undergoing a restructuring to reduce operating costs.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI Expense Reimbursements and MPCI Underwriting Gain. The increase in expenses results primarily from a 2% lower
MPCI Expense Reimbursement for 1998 versus 1997, higher commissions due to competition and integration costs of the CNA transaction and a lower MPCI underwriting gain as previously discussed. Although the third quarter generally provides more evidence to support this underwriting gain, it remains an estimate until all harvest results are known in the fourth quarter. The Company had been accruing an estimated gain of 10% in the first two quarters of 1998 and adjusted this estimate in the third quarter to 12%. In 1997 the Company realized a MPCI underwriting gain in excess of 20% due to the record harvest results and more consistent weather patterns.

Amortization of intangibles includes goodwill from the acquisition of

Superior, additional goodwill from the acquisitions of the minority interest position in GGSH and NACU, debt or preferred security issuance costs and organizational costs. The increase in 1998 reflects the effects of the Preferred Securities Offering in late 1997.

Interest expense primarily represents interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility was repaid with the proceeds from the Preferred Securities Offering.

Income tax expense (benefit) was 34.5% and 41.4% of pre-tax income (losses) for the three and nine months ended September 30, 1998 compared to 34.7% and 35.3% in 1997. The increased rate is due to higher goodwill amortization.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Financial Condition

The Company's total assets of $831,355,000 at September 30, 1998 increased by $301,480,000 from $529,875,000 as of December 31, 1997. Such increase was due to an increase in cash and invested assets primarily from the Company's nonstandard automobile operations. With the decrease in nonstandard automobile premium volume in the third quarter such increase has also slowed. Increases in receivables and reinsurance assets result primarily from the Company's growth in its crop operations which carry higher balances during the year until harvest results are complete and such assets are collected. There is a corresponding increase in related liabilities. The increase in fixed assets is due to the purchase of the Company's new crop operation headquarters and substantial investment in new operating systems to improve efficiencies. Increase in notes payable primarily reflects short term borrowings from a line of credit at the Company's crop operations until harvest results are settled and FCIC funds are received. The decrease in stockholders equity results from the Company's net loss and unrealized losses on the Company's equity portfolio due to market conditions. The Company has not substantially changed its investment portfolio.

Net cash from operating activities declined to $13,711,000 in 1998 from $20,610,000 in 1997 due to the Company's loss from operations. Investing activities reflect the Company's normal investment activities. Financing activities include normal activities on the Company's line of credit for crop operations.

While the Company's crop operations are experiencing some short term cash needs due to the high volume of crop hail losses, the Company believes it has sufficient resources to meet its cash flow needs for this operation. In the event the Company has maximized its borrowing capacity under its line of credit, the Company can elect to owe the FCIC funds with interest until receipt of its expense reimbursement and MPCI underwriting gain payments, the latter of which is made over a three-year period.

The Company's Preferred Security obligations of approximately $13 million per year is funded from the Company's nonstandard automobile management company and dividend capacity from the crop operations. The nonstandard auto funds are the result of management and billing fees in excess of operating costs. For calendar 1997 the coverage ratio of nonstandard automobile cash flows to Preferred Security costs was 2.2x. The Company estimates this ratio decreased to 1.48x in the third quarter of 1998 and expects this ratio to increase to 1.8x for all of 1998 with increasing premium volume and stable costs. Coverage from the Company's crop operations entailed a dividend capacity of $13.4 million in 1998 that will reduce to approximately $4.5 million in 1999 as a result of the Company's operations and statutory limitations. The Company also has approximately $10 million in excess funds for debt service. Surplus needs at the insurance companies will be handled primarily by reinsurance for which the Company believes it has good relationships and numerous alternatives. It should be noted that the additional nonstandard automobile reserves did not increase the accident year loss ratios to levels that would require recovery from reinsurers. The Company believes it can continue to meet its obligations in 1999 and that coverage will increase through higher nonstandard automobile premium volumes and more profitable crop operations.

The Trust Indenture for the Preferred Securities contains certain preventative covenants. These covenants are based upon the Company's Consolidated Coverage Ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) whereby if the Company's EBITDA falls below 2.5 times Consolidated Interest Expense (including Preferred Security distributions) for the most recent four quarters the following restrictions become effective:

         The  Company  may  not  incur  additional   Indebtedness  or  guarantee
         additional  Indebtedness.
         The Company may not make certain Restricted Payments including loans or advances to affiliates, stock repurchases and a limitation on the amount of dividends is inforce.
         The Company may not increase its level of Non-Investment Grade Securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These restrictions currently apply, and will continue to apply until the Company's Consolidated Coverage Ratio is in compliance with the terms of the Trust Indenture. This does not represent a Default by the Company on the Preferred Securities. The Company is in compliance with these preventative covenants as of September 30, 1998.

Forward Looking Statements

All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as
"anticipate," "could," "feel(s)," "believe," "believes," "plan," "estimate," "expect," "should," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's crop operations such as weather-related events, final harvest results, commodity price levels, governmental program changes, new product acceptance and commission levels paid to agents; and (iii) factors affecting the Company's nonstandard automobile operations such as premium volume, levels of operating expenses as compared to premium volume, ultimate development of loss reserves and implementation of the Company's operating system.

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



Dated: November 12, 1998                     By:______________________
                                             Alan G. Symons
                                             Chief Executive Officer



Dated: November 12, 1998                     By:______________________
                                             Gary P. Hutchcraft
                                             Vice President, Treasurer and
                                             Chief Financial Officer



Dated: November 12, 1998                     By:______________________
                                             James J. Lund
                                             Vice President and
                                             Chief Accounting Officer