Form 10-Q
period 1999-03-31
SYMONS INTERNATIONAL GROUP INC
filed 1999-05-28
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of March 31, 1999, there were 10,385,399 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                      For The Quarter Ended March 31, 1999
                                                                         Page
                                                                        Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements

        Unaudited Consolidated Financial Statements:
        Unaudited Consolidated Balance Sheets at
        March 31, 1999 and December 31, 1998 . ...........................  3

        Unaudited Consolidated Statements of Earnings
        for the Three Months Ended March 31, 1999 and 1998................  4

        Unaudited Consolidated Statements of Stockholders'
        Equity............................................................  5

        Unaudited Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 1999 and 1998................  6

        Condensed Notes to Unaudited Consolidated Financial
        Statements........................................................  7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................... 10

PART 2  OTHER INFORMATION................................................. 16


SIGNATURES................................................................ 18

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                                   March 31,   December 31,
ASSETS                                                                               1999         1998
Investments
  Available for sale:
  Fixed maturities, at market                                                      $196,916     $191,002
  Equity securities, at market                                                       12,516       13,264
  Short-term investments, at amortized cost which approximates market                18,025       15,597
Mortgage loans, at cost                                                               2,059        2,100
Other                                                                                 1,180          890
                                                                                    -------      -------
         TOTAL INVESTMENTS                                                          230,696      222,853
Investment in and advances to related parties                                         3,725        3,545
Cash and cash equivalents                                                             4,373       14,800
Receivables, net of allowance for doubtful accounts                                 189,038      120,559
Reinsurance recoverable on paid and unpaid losses, net                               61,555       71,640
Prepaid reinsurance premiums                                                         81,249       31,172
Federal income taxes recoverable                                                     17,590       12,672
Deferred policy acquisition costs                                                    14,907       16,332
Deferred income taxes                                                                 2,197        5,146
Property and equipment, net of accumulated depreciation                              19,207       18,863
Intangible assets                                                                    45,176       45,781
Other assets                                                                          9,981        6,074
                                                                                    -------      -------
         TOTAL ASSETS                                                              $679,694     $569,437
                                                                                    =======      =======
LIABILITIES
Losses and loss adjustment expenses                                                $173,138     $200,972
Unearned premiums                                                                   176,021      110,664
Reinsurance payables                                                                102,652       25,484
Notes payable                                                                         4,520       13,744
Distributions payable on preferred securities                                         1,559        4,809
Other                                                                                24,177       16,769
                                                                                    -------      -------
         TOTAL LIABILITIES                                                          482,067      372,442
                                                                                    -------      -------
Minority interest:
  Preferred securities                                                              135,000      135,000
                                                                                    -------      -------
STOCKHOLDERS' EQUITY
Common stock                                                                         38,136       38,136
Additional paid-in capital                                                            5,851        5,851
Unrealized gain on investments                                                        (119)        1,261
Retained earnings                                                                    18,759       16,747
                                                                                    -------      -------
         TOTAL STOCKHOLDERS' EQUITY                                                  62,627       61,995
                                                                                    -------      -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $679,694     $569,437
                                                                                    =======      =======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  1999           1998

Gross premiums written                                                          $152,022       $178,396

Less ceded premiums                                                              (72,055)       (78,835)
                                                                                  ------         ------
Net premiums written                                                              79,967         99,561

Change in net unearned premiums                                                  (10,962)       (31,077)
                                                                                  ------         ------
Net premiums earned                                                               69,005         68,484

Fee income                                                                         4,463          5,120

Net investment income                                                              3,289          2,958

Net realized gain (loss)                                                          (1,382)         1,968
                                                                                  ------         ------
      Total Revenues                                                              75,375         78,530
                                                                                  ------         ------
Loss and loss adjustment expenses                                                 51,819         53,205

Policy acquisition and general and administrative expenses                        16,560         13,555

Interest expense                                                                      74            183

Amortization of intangibles                                                          605            511
                                                                                  ------         ------
      Total Expenses                                                              69,058         67,454
                                                                                  ------         ------
      Earnings before income taxes and minority interest                           6,317         11,076

Provision for income taxes                                                         2,250          4,022
                                                                                  ------         ------
      Net earnings before minority interest                                        4,067          7,054

Minority interest:

  Distributions on preferred securities, net of tax                                2,055          2,130
                                                                                  ------         ------
      Net Earnings                                                               $ 2,012        $ 4,924
                                                                                  ======         ======
Net earnings per share - basic                                                     $0.19          $0.47
                                                                                    ====           ====
Net earnings per share - fully diluted                                             $0.19          $0.46
                                                                                    ====           ====
Weighted average shares outstanding:
  Basic                                                                           10,385         10,445
                                                                                  ======         ======
  Fully diluted                                                                   10,548         10,726
                                                                                  ======         ======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands, except number of shares)


                                                                      Shares           Total
                                                                      Common       Stockholders'     Retained
                                                                       Stock          Equity         Earnings

BALANCE AT DECEMBER 31, 1997                                       10,451,667        $78,363         $31,511

Comprehensive income:
   Net earnings                                                                        4,924           4,924
   Change in unrealized gains (losses) on securities                                   2,222             --
                                                                                      ------          ------
Comprehensive income                                                                   7,146           4,924

Exercise of stock options                                               1,665             20             --

Cost of shares acquired                                               (57,800)          (882)           (160)
                                                                   ----------         ------          ------
BALANCE AT MARCH 31, 1998                                          10,395,532        $84,647         $36,275
                                                                   ==========         ======          ======


BALANCE AT DECEMBER 31, 1998                                       10,385,399        $61,995         $16,747

Comprehensive income:
   Net earnings                                                                        2,012           2,012
   Change in unrealized gains (losses) on securities                                  (1,380)            --
                                                                                      ------          ------
Comprehensive income                                                                     632           2,012
                                                                   ----------         ------          ------
BALANCE AT MARCH 31, 1999                                          10,385,399        $62,627         $18,759
                                                                   ==========         ======          ======

See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                      1999          1998

Cash Flows from Operating Activities:
  Net earnings for the period                                                        $2,012        $4,924
  Adjustments to reconcile net earnings to net cash provided from operations:
     Depreciation and amortization                                                    1,364         1,117
     Deferred income tax expense (recovery)                                           3,730        (1,173)
     Net realized loss (gain)                                                         1,380        (1,968)
Net changes in operating assets and liabilities:
  Receivables                                                                       (68,479)      (72,542)
  Reinsurance recoverable on paid and unpaid losses, net                             10,085        26,448
  Prepaid reinsurance premiums                                                      (50,077)      (60,275)
  Deferred policy acquisition costs                                                   1,425        (6,527)
  Other assets                                                                       (3,907)         (243)
  Losses and loss adjustment expenses                                               (27,834)      (10,143)
  Unearned premiums                                                                  65,357        91,352
  Reinsurance payables                                                               77,168        60,994
  Distributions payable on preferred securities                                      (3,250)       (3,242)
  Federal income taxes                                                               (4,918)        5,485
  Other liabilities                                                                   7,408           768
                                                                                     ------        ------
NET CASH PROVIDED FROM OPERATIONS                                                    11,464        34,975
                                                                                     ------        ------
Cash flow used in investing activities:
  Purchases sales of short-term investments                                          (2,428)         (227)
  Purchases of fixed maturities                                                     (75,340)      (41,319)
  Proceeds from sales, calls and maturities of fixed maturities                      67,429        34,322
  Purchases of equity securities                                                       (944)       (6,466)
  Proceeds from sales of equity securities                                               22         6,421
  Purchase of real estate                                                                (7)       (2,584)
  Purchases of property and equipment                                                  (976)       (2,869)
  Purchases of other investments                                                       (243)         (320)
                                                                                    -------       -------
NET CASH USED IN INVESTING ACTIVITIES                                               (12,487)      (13,042)
                                                                                     ------        ------
Cash flow provided from/(used in) financing activities:
  Cost of shares acquired                                                                --          (862)
  Payments on notes payable                                                          (9,224)       (1,613)
  Repayments from related parties                                                      (180)       (4,439)
                                                                                     ------        ------
NET CASH USED IN FINANCING ACTIVITIES                                                (9,404)       (6,914)
                                                                                     ------        ------
Increase (decrease) in cash and cash equivalents                                    (10,427)       15,019
Cash and cash equivalents, beginning of period                                       14,800        11,276
                                                                                     ------        ------
Cash and cash equivalents, end of period                                            $ 4,373       $26,295
                                                                                     ======        ======

See notes to consolidated financial statements

                        SYMONS INTERNATIONAL GROUP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For The Three Months Ended March 31, 1999

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

(2) Basic and diluted net income per share are computed by dividing net income as reported by the average number of shares outstanding as follows:

                                                                      Three Months Ended
                                                                           March 31,
                                                                       1999          1998

         Basic:
           Weighted-average common shares outstanding               10,385,000      10,450,000

         Diluted:
           Weighted-average common shares outstanding               10,385,000      10,450,000
           Dilutive effect of stock options                            163,000         281,000
                                                                    ----------      ----------
         Average common shares outstanding assuming
         dilution                                                   10,548,000      10,726,000
                                                                    ==========      ==========

(3) The Company writes nonstandard insurance business through agents in California where some of the agents charge administration fees on top of the premium to these customers. The California Department of Insurance (CDOI) in early 1998 indicated that such broker fees are part of premium and has requested reimbursement to the policyholders by Superior Insurance Company. The CDOI has indicated it may assess the Company to repay fees the agents received from the insured. The Company did not receive any of these broker fees and has carried on the insurance practice that is normal for many of the insurance companies writing automobile insurance in California. The total amount, if CDOI proceeds and requires all fees returned with no recovery from agents, is $3 million. As the ultimate outcome of this potential assessment is not deemed probable, the Company has not accrued any amount in its consolidated financial statements. Although the assessment has not been formally made by the CDOI at this time, the Company believes it will prevail and will vigorously defend any potential assessment.

         As part of an agreement by the Company to assume the multi-peril and crop operations of CNA during 1998, the Company agreed to reimburse CNA for certain direct overhead costs incurred by CNA during the first quarter of 1998 before the Company assumed this book of business. CNA has requested reimbursement of $1.5 million in expenses which the Company believes should only be $1.1 million. Negotiations are in process to settle this dispute. The Company fully expects the ultimate settlement will approximate $1.1 million and has therefore, accrued this amount in its consolidated financial statements at March 31, 1999.

(4)      Year 2000 Compliance

         General

         The Year 2000 Project ("Project") addresses the inability of computer software and hardware to distinguish between the year 1900 and the year 2000. In 1996, the Company began a company-wide replacement of hardware and software systems to address this and other issues. The Company is utilizing systems from Dell, Hewlett Packard, Sun Systems, Compaq, Oracle and ZIM as well as certain software conversions using Java. The new hardware is in place and operational at all subsidiaries. The software systems are in place in our nonstandard auto operations and are being implemented on a state-by-state basis. The Company first began implementing the new nonstandard auto operating system in those states in which the Company writes annual policies (annual states). 100% of those annual states are currently in production. The remaining non-annual states are scheduled to be completed by June 30, 1999. The Y2K issue does not have an effect on the crop operations until October 1, 1999. The Company is converting non-compliant crop operating systems, through programmatic means, into a Y2K compliant environment. The crop operation has completed the conversion and the testing phase of the Project. A number of the Company's other IT projects are being delayed or completely eliminated due to the implementation of the Project.

         Project

         The Company has divided the Project into three sections - Infrastructure, Applications/Business Systems and Third Party Suppliers. There are common portions of each of these divisions which are: (1) identifying Y2K items; (2) assigning a priority for those items identified; (3) repairing or replacing those items; (4) testing the fixes; and (5) designing a contingency and business continuation plan for each subsidiary.

         In February 1998, all items had been identified and the plans for replacement or repair were proposed to management. These plans were approved and the process began.

         The infrastructure section of the Project was quickly implemented and tested by the Company's IT staff and has been completed since May of 1998. All desktop, mini and midrange systems as well as phone switches, phones and building security systems have been tested for Y2K compliance. Any new systems required by the Company are being tested and certified prior to purchase with completion by June 30, 1999. Two mainframes being used by the Company are not Y2K certified or compliant. These machines have been replaced by Sun and HP compliant systems and are being kept in production until new applications are put in place on the new machines.

         The applications systems section of the Project includes: (1) the replacement of nonstandard auto companies Policy Administration and Claims systems; (2) the conversion of crop operations systems in total; and (3) replacement of non-compliant business systems company-wide (this includes wordprocessors, network operating systems, spreadsheet programs, presentation systems, etc.).

         The Company had already made the decision to transition off all of its nonstandard auto legacy systems and this process had been in work since 1996. These systems are Y2K compliant and are scheduled for completion by the end of June 30, 1999. The conversion of crop systems began in August 1998 and is complete. Business systems are being replaced as vendors certify their compliance. The Company is at 90% compliance in this area.

         The Company relies on third party vendors for investments, reinsurance treaties and banking. The Company began inquiring about Y2K compliance with its third party vendors beginning in July 1998. To date, all vendors have replied regarding their compliance efforts. Those that are not in compliance have until the end of second quarter 1999 to do so, or they will be replaced.

         Costs

         The Company considers the cost associated with the Project to be material. The Company has estimated the total cost to be $5.7 million, the majority of which has been capitalized as hardware or software costs. The Company has also incurred substantial costs for carrying two systems including personnel costs and outside service fees. The component of these costs specifically associated with Y2K cannot be reasonably estimated. The total amount expended through March 31, 1999 on all infrastructure and software upgrades is approximately $5 million. The Company expects to spend another $800,000 in its efforts to complete the Project. This does not include additional annual maintenance costs that will be incurred as we move forward. Funding for these costs will continue to be provided by funds from operations. The Company believes that the new nonstandard auto system will significantly enhance service capability and reduce future operating costs.

         Risks

         Failure to correct the Y2K problem through efficient and timely implementation of the Company's new operating system could cause a failure or interruption of normal business operations. These failures could materially affect the Company's operational results, financial condition and liquidity through reduction of premium volume and an increase in operating costs as a percentage of premium volume or deterioration of loss experience. Due to the nature of the Y2K problem, the Company is uncertain whether it will have a material affect or the potential magnitude of any financial impact. The Company believes that the possibility of significant business interruptions should be reduced by successful implementation of the Project.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

         The Company, through its wholly-owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

Crop Insurance Operations

General

         The three principal components of the Company's crop insurance business are Multi-Peril Crop Insurance ("MPCI") and private named peril, crop hail insurance and fee based services to farmers. Crop insurance is purchased by farmers to reduce the risk of crop loss from adverse weather and other uncontrollable events. Farms are subject to drought, floods and other natural disasters that can cause widespread crop losses and, in severe cases, force farmers out of business. Historically, one out of every twelve acres planted by farmers has not been harvested because of adverse weather or other natural disasters. Because many farmers rely on credit to finance their purchases of such agricultural inputs as seed, fertilizer, machinery and fuel, the loss of a crop to a natural disaster can reduce their ability to repay these loans and to find sources of funding for the following year's operating expenses.

         The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through 2,007 independent agencies in 43 states.

         In addition to MPCI, the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and which involves no federal participation, as well as its proprietary product which combines the application and underwriting process for MPCI and hail coverages. This product tends to produce less volatile loss ratios than the stand alone product since the combined product generally insures a greater number of acres, thereby spreading the risk of damage over a larger insured area. Approximately 60% of the Company's hail policies are written in combination with MPCI. Although both crop hail and MPCI provide coverage against hail damage, under crop hail coverages farmers can receive payments for hail damage which would not be severe enough to require a payment under an MPCI policy. The Company believes that offering crop hail insurance enables it to sell more policies than it otherwise would.

         In addition to crop hail insurance, the Company also sells insurance against crop damage from other specific named perils. These products cover specific crops and are generally written on terms that are specific to the kind of crop and farming practice involved and the amount of actuarial data available. The Company plans to seek potential growth opportunities in this niche market by developing basic policies on a diverse number of named crops grown in a variety of geographic areas and to offer these policies primarily to large producers through certain select agents.

         The fee income business is primarily services to farmers for global positioning grid mapping of their farm and soil sampling to enhance the growing conditions of the crops.

         AgPI(R) is business interruption insurance that protects businesses that depend upon a steady flow of a crop (or crops) to stay in business. This protection is available to those involved in agribusiness who are a step beyond the farm gate, such as elevator operators, custom harvesters, cotton gins and other processing businesses that are dependent upon a single supplier of products, (i.e., popping corn).

         These businesses have been able to buy normal business interruption insurance to protect against on-site calamities such as a fire, wind storm or tornado. But until now, they have been totally unprotected by the insurance industry if they encounter a production shortfall in their trade area which limited their ability to bring raw materials to their operation. AgPI(R) allows the agricultural business to protect against a disruption in the flow of the raw materials these businesses depends on. AgPI(R) was formally introduced at the beginning of the 1998 crop year.

         Geo AgPLUS(TM) provides to the farmer measuring, gridding and soil sampling services combined with fertility maps and the software that is necessary to run precision farming programs. Grid soil sampling, when combined with precision farming technology, allows the farmer to apply just the right amount of fertilization, thus balancing soil nutrients for a maximum crop yield. Precision farming technology increases the yield to the farmer, reduces the cost of unnecessary fertilization and enhances the environment by reducing overflows of fertilization into the ecosystem. Geo AgPLUS(TM) is an IGF Insurance Company trademarked precision farming division that is now marketing its fee based services to the farmer.

Certain Accounting Policies for Crop Insurance Operations

         MPCI is a government-sponsored program with accounting treatment which differs in certain respects from the more traditional property and casualty insurance lines. For income statement purposes under generally accepted accounting principles, gross premiums written consist of the aggregate amount of

MPCI premiums paid by farmers for buy-up coverage (MPCI coverage in excess of CAT Coverage - the minimum available level of MPCI Coverage), and any related federal premium subsidies, but do not include MPCI premium on CAT Coverage. By contrast, net premiums written do not include any MPCI premiums or subsidies, all of which are deemed to be ceded to the Federal Crop Insurance Corporation
(FCIC) as a reinsurer. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a complex profit sharing formula established by law and the FCIC. For generally accepted accounting principles income statement purposes, any such profit or loss sharing earned or payable by the Company is treated as an adjustment to commission expense and is included in policy acquisition and general and administrative expenses.

         The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment") and (ii) an LAE reimbursement payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"). For 1998 and 1997, the Buy-Up Expense Reimbursement Payment has been set at 27% and 29%, respectively, of the MPCI Premium. For generally accepted accounting principles income statement purposes, the Buy-Up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment is, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as Other Income.

         In June 1998, the United States Congress passed legislation which provided permanent funding for the crop insurance industry. However, beginning with the 1999 MPCI crop year, the Buy-Up Expense Reimbursement Payment was reduced to 24.5%, the CAT LAE Reimbursement Payment was reduced to 11% and the $60 CAT coverage fee will no longer go to the insurance companies.

         The Company expects to more than offset these reductions through growth in non-federally subsidized programs such as AgPI(R) and Geo AgPLUS(TM) initiated in 1998. The Company has also been working to reduce its costs. While the Company fully believes it can more than offset these reductions, there is no assurance the Company will be successful in its efforts or that further reductions in federal reimbursements will not continue to occur.

         In 1996, the Company instituted a policy of recognizing (i) 35% of its estimated MPCI gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter, (ii) commission expense at the applicable rate of MPCI gross premiums written recognized and
(iii) Buy-Up Expense Reimbursement at the applicable rate of MPCI gross premiums written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI gross premiums written for the first nine months based on a re-estimate which takes into account actual gross premiums processed. If an insufficient volume of policies has been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and latest available loss information.

 Results of Operations

                                                                                  For the three months
                                                                                       ended March 31,
                                                                                     1999        1998

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:
  Gross premiums written                                                           $61,171     $89,976
                                                                                    ======      ======
  Net premiums written                                                             $73,687     $82,267
                                                                                    ======      ======
  Net premiums earned                                                              $65,396     $68,323
  Fee income                                                                         4,521       4,155
  Net investment income                                                              3,164       2,801
  Net realized gain (loss)                                                          (1,382)      1,968
                                                                                    ------      ------
        TOTAL REVENUES                                                              71,699      77,247
                                                                                    ------      ------
  Losses and loss adjustment expenses                                               51,313      53,146
  Policy acquisition and general and administrative expenses                        19,595      18,123
                                                                                    ------      ------
        TOTAL EXPENSES                                                              70,908      71,269
                                                                                    ------      ------
  Earnings before income taxes                                                     $   791      $5,978
                                                                                    ======       =====
GAAP RATIOS (Nonstandard Automobile Only):
  Loss and LAE Ratio                                                                  78.5%       77.8%
  Expense ratio, net of billing fees                                                  23.0        20.4
                                                                                      ----        ----
  Combined ratio                                                                     101.5%       98.2%
                                                                                     =====        ====
CROP INSURANCE OPERATIONS:
  Gross premiums written(2)                                                        $90,723     $86,175
                                                                                    ======      ======
  Net premiums written                                                             $ 6,281     $17,294
                                                                                    ======      ======
  Net premiums earned                                                               $3,608        $161
  Fee income                                                                           (58)      2,332
  Net investment income                                                                 57          53
                                                                                    ------      ------
        TOTAL REVENUES                                                               3,607       2,546
                                                                                    ------      ------
  Losses and loss adjustment expenses                                                  506          59
  Policy acquisition and general and administrative expenses(1)                     (3,340)     (3,647)
  Amortization of intangibles                                                           95          --
  Interest expense                                                                      74         183
                                                                                        --         ---
        TOTAL EXPENSES                                                              (2,665)     (3,405)
                                                                                     -----       -----
  Earnings before income taxes                                                     $ 6,272      $5,951
                                                                                    ======       =====

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.
(2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.

Net Earnings

For the three months ended March 31, 1999, the Company recorded net earnings of $2,012,000 or $.19 per share (basic). This is approximately a 59.1% decrease from 1998 comparable amounts of $4,924,000 or $0.47 per share (basic).

Consolidated Gross Premiums Written

Gross premiums written for the nonstandard automobile segment decreased 32.0% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This represents an 8.8% decrease in premiums from the average premium volume in the last half of 1998. The primary reasons for this decline in volume has been the downsizing by the Company of its nonstandard automobile business in certain competitive markets, the loss of some business prior to the hiring of a new new product development team and the slowing of new business during the conversion by the Company to a new operating computer system.

Gross premiums written for the crop segment were comparable to those of a year ago. Crop premiums for the three months ended March 31 are as follows:

                                              1999             1998
                                              ----             ----

CAT imputed                                 $16,312          $16,319
MPCI                                         62,280           60,743
Crop hail and named perils                   28,443           25,431
                                            -------          -------
                                            107,035          102,493
Less: CAT imputed                           (16,312)         (16,319)
                                             ------           ------
                                            $90,723          $86,174
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

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three months ended March 31 are as follows:

                                           1999           1998
                                           ----           ----
Nonstandard automobile                       0%            10%
Crop hail                                   62%            25%
Named peril                                 50%            50%
AgPI                                        62%             0%


Fee income decreased 12.8% for the three months ended March 31, 1999 as compared to the corresponding period of the prior year. Such decrease was primarily due to the Federal government retaining the CAT fee policy, partially offset by increased penetration of policy issuance fees on the automobile book.

Net investment income increased 11.2% for the three months ended March 31, 1999 as compared to the corresponding period of the prior year due to the transfer of invested assets to interest bearing fixed maturities from equity based investments since the first quarter of 1998. The realized loss was primarily due to tax loss related selling of certain securities as well as some selling to reduce the average duration of the fixed income portfolio.

The loss ratio for the nonstandard automobile segment for the three months ended March 31, 1999 was 78.5% comparable to 77.8% for the three months ended March 31, 1998 . Crop hail loss ratios in the first quarter do not have significant impact on consolidated earnings.

Policy acquisition and general and administrative expenses have increased to $16,560,000 or 24.0% of net premium earned for the three months ended March 31, 1999 compared to $13,555,000 or 19.8% of net premium earned in the corresponding period of 1998. Nonstandard auto general and administrative expenses rose due to increased use of temporary help to resolve processing backlogs and lower expense recoveries from reinsurers due to the elimination of quota share reinsurance in 1999.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI Expense Reimbursements and MPCI Underwriting Gain. The negative expense results primarily from the inclusion of the MPCI Underwriting Gain.

Amortization of intangibles includes goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest portion of GGSH and the acquisition of NACU, debt or preferred security issuance costs and organizational costs.

Income tax expense was 35.6% and 36.3% of pre-tax income for the three months ended March 31, 1999 and 1998.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Financial Condition

The Company's total assets of $679,694,000 at March 31, 1999 increased $110,257,000 from $569,437,000 as of December 31, 1998. The primary reasons for this increase were increased premium receivable and reinsurance payable balances in the crop business due to the normal accumulation of these balances during the year and settlement in the fall of each year, coincidental with fall harvest.

Netcash provided by operating activities decreased to $11,464,000 in 1999 from $34,975,000 in 1998 due to reduced gross premium volume in the automobile business. Financing activities included normal activities on the Company's line of credit for crop operations.

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

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         Within this form 10-Q the Company has incorporated the financial impact of events which had occurred as of March 31, 1999, but which came to management's attention and / or became quantifiable after the release to the public of the first quarter results of operations on May 12, 1999.

         The Company writes a portion of its crop hail insurance based on continuous policies which remain in-force unless and until cancelled by the policyholder. The Company also writes a lesser amount of crop hail insurance on an annual basis. In the first quarter earnings release dated May 12, 1999, the Company recorded approximately $11.3 million of crop hail gross written premium related to processed crop hail policies. However, the Company failed to record all of the continuous policies for which liabilities had attached as of the March 31, 1999 balance sheet date,
         thus   understating   crop  hail  gross  written  premium  by
         approximately $16.6 million, and net written premium by approximately $4.0 million. The crop hail gross written premium should have totalled $27.9 million for the first quarter, which is comparable with the $24.5 million in crop hail gross written premium recorded in the first quarter of 1998.

         The increase in the crop hail premiums has an effect on income through ceding commissions the Company receives on quota share reinsurance treaties. It also improves earnings through profits on the net retained portion of the crop hail
         business.   The  total  amount  of  pre-tax earnings related to
         the additional $16.6 million in gross written premiums recorded for the first quarter of 1999 was approximately $2.0 million.

         The Company reinsures 100% of a book of crop insurance business written through a third party insurance company. As described in the notes to the 1998 audited financial statements, this product, called "AgPI(R)", insures against business interruption risk. At year end 1998 the Company had recorded $7.5 million in gross assumed loss reserves. Based on further recent analysis, coupled with recently released national data related to the 1998 crop year, the Company has increased its assumed gross loss reserves from $7.5 million to $15.0 million as of March 31, 1999.

         To date, there has not been a ceding of paid losses to the Company from the third party reinsurance company related to the potential AgPI(R) liability. The Company believes the ultimate development on these gross reserves could range from $10 million to $20 million, and, as such, believes that recorded gross loss reserves of $15 million is sufficient. However, there can be no assurance that the Company's ultimate liability for AgPI(R) related losses will not be materially greater or less than the Company's reserve for this liability.

         The Company retrocedes the majority of this business to reinsurers. The retrocession cover on this book of business is 62% quota share reinsurance of which 7.5% is retroceded to Granite Reinsurance Company Ltd., an affiliate, and as such the Company has ceded approximately $4.7 million of premium, and $9.3 million of loss reserves, to retro reinsurers. The company also incurred approximately $1M in pretax fee expense related to this treaty in the first quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibit 1.0 - AgPI, Crop Hail and MPCI Multi-year Quota Share Reinsurance Agreement

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 28, 1999                   By:/s/ Alan G. Symons
                                      Alan G. Symons
                                      Chief Executive Officer



Dated: May 28, 1999                   By:/s/ Thomas R. Kaehr
                                      Thomas R. Kaehr
                                      Vice President, Treasurer and
                                      Chief Financial Officer