Form 10-Q/A
period 1999-03-31
SYMONS INTERNATIONAL GROUP INC
filed 1999-08-20
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                Form 10-Q/A Index
                      For The Quarter Ended March 31, 1999
                                                                         Page
                                                                        Number
PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements

        Unaudited Consolidated Financial Statements:
        Unaudited Consolidated Balance Sheets at
        March 31, 1999 and December 31, 1998 . ......................      3

        Unaudited Consolidated Statements of Earnings
        for the Three Months Ended March 31, 1999 and 1998...........      4

        Unaudited Consolidated Statements of Stockholders'
        Equity.......................................................      5

        Unaudited Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 1999 and 1998...........      6

        Condensed Notes to Unaudited Consolidated Financial
        Statements...................................................      7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................      8

PART 2  OTHER INFORMATION............................................     17


SIGNATURES...........................................................     19

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                                           March 31,        December 31,
ASSETS                                                                                        1999              1998
                                                                                            Restated
Investments
  Available for sale:
  Fixed maturities, at market                                                               $196,916          $191,002
  Equity securities, at market                                                                12,516            13,264
  Short-term investments, at amortized cost which approximates market                         18,025            15,597
Mortgage loans, at cost                                                                        2,059             2,100
Other                                                                                          1,180               890
                                                                                             -------           -------
         TOTAL INVESTMENTS                                                                   230,696           222,853
Investment in and advances to related parties                                                  3,725             3,545
Cash and cash equivalents                                                                      4,373            14,800
Receivables, net of allowance for doubtful accounts                                          189,038           120,559
Reinsurance recoverable on paid and unpaid losses, net                                        61,555            71,640
Prepaid reinsurance premiums                                                                  81,249            31,172
Federal income taxes recoverable                                                              18,813            12,672
Deferred policy acquisition costs                                                             14,907            16,332
Deferred income taxes                                                                          2,608             5,146
Property and equipment, net of accumulated depreciation                                       19,207            18,863
Intangible assets                                                                             45,176            45,781
Other assets                                                                                   9,981             6,074
                                                                                             -------           -------
         TOTAL ASSETS                                                                       $681,328          $569,437
                                                                                             =======           =======
LIABILITIES
Losses and loss adjustment expenses                                                         $177,806          $200,972
Unearned premiums                                                                            176,021           110,664
Reinsurance payables                                                                         102,652            25,484
Notes payable                                                                                  4,520            13,744
Distributions payable on preferred securities                                                  1,559             4,809
Other                                                                                         24,177            16,769
                                                                                             -------           -------
         TOTAL LIABILITIES                                                                   486,735           372,442
                                                                                             -------           -------
Minority interest:
  Preferred securities                                                                       135,000           135,000
                                                                                             -------           -------
STOCKHOLDERS' EQUITY
Common stock                                                                                  38,136            38,136
Additional paid-in capital                                                                     5,851             5,851
Unrealized gain on investments                                                                  (119)            1,261
Retained earnings                                                                             15,725            16,747
                                                                                             -------           -------
         TOTAL STOCKHOLDERS' EQUITY                                                           59,593            61,995
                                                                                             -------           -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $681,328          $569,437
                                                                                             =======           =======
See notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                               1999          1998
                                                                                            Restated
Gross premiums written                                                                      $152,022       $178,396
Less ceded premiums                                                                          (76,723)       (78,835)
                                                                                             -------        -------
Net premiums written                                                                          75,299         99,561
Change in net unearned premiums                                                              (10,962)       (31,077)
                                                                                             -------        -------
Net premiums earned                                                                           64,337         68,484
Fee income                                                                                     4,463          5,120
Net investment income                                                                          3,289          2,958
Net realized gain (loss)                                                                      (1,382)         1,968
                                                                                             -------        -------
      Total Revenues                                                                          70,707         78,530
                                                                                             -------        -------
Loss and loss adjustment expenses                                                             56,487         53,205
Policy acquisition and general and administrative expenses                                    11,892         13,555
Interest expense                                                                                  74            183
Amortization of intangibles                                                                      605            511
                                                                                             -------        -------
      Total Expenses                                                                          69,058         67,454
                                                                                             -------        -------
      Earnings (loss) before income taxes and minority interest                                1,649         11,076

Provision for income taxes                                                                       616          4,022
                                                                                             -------        -------
      Net earnings (loss) before minority interest                                             1,033          7,054

Minority interest:
  Distributions on preferred securities, net of tax                                            2,055          2,130
                                                                                             -------        -------
      Net Earnings (loss)                                                                    $(1,022)       $ 4,924
                                                                                             =======        =======
Net earnings (loss) per share - basic                                                        $(0.10)          $0.47
                                                                                               ====            ====
Net earnings (loss) per share - fully diluted                                                $(0.10)          $0.46
                                                                                               ====            ====
Weighted average shares outstanding:
  Basic                                                                                       10,385         10,445
                                                                                              ======         ======
  Fully diluted                                                                               10,548         10,726
                                                                                              ======         ======
See notes to consolidated financial statements

                        SYMONS INTERNATIONAL GROUP, INC.
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (in thousands, except number of shares)

                                                                        Shares           Total
                                                                        Common       Stockholders'      Retained
                                                                         Stock          Equity          Earnings

BALANCE AT DECEMBER 31, 1997                                          10,451,667        $78,363         $31,511

Comprehensive income:
   Net earnings                                                                           4,924           4,924
   Change in unrealized gains (losses) on securities                                      2,222              --
                                                                                         ------          ------
Comprehensive income                                                                      7,146           4,924

Exercise of stock options                                                  1,665             20              --

Cost of shares acquired                                                  (57,800)          (882)           (160)
                                                                      ----------         ------          ------

BALANCE AT MARCH 31, 1998                                             10,395,532        $84,647         $36,275
                                                                      ==========         ======          ======


BALANCE AT DECEMBER 31, 1998                                          10,385,399        $61,995         $16,747

Comprehensive income:
   Net earnings (loss) (restated)                                                        (1,022)         (1,022)
   Change in unrealized gains (losses) on securities                                     (1,380)             --
                                                                                         ------          ------
Comprehensive income (restated)                                                          (2,402)         (1,022)
                                                                      ----------         ------          ------

BALANCE AT MARCH 31, 1999 (restated)                                  10,385,399        $59,593         $15,725
                                                                      ==========         ======          ======

See notes to consolidated financial statements

                        SYMONS INTERNATIONAL GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                          1999          1998
                                                                                        Restated
Cash Flows from Operating Activities:
  Net earnings (loss) for the period                                                     $(1,022)       $4,924
  Adjustments to reconcile net earnings to net cash provided from operations:
     Depreciation and amortization                                                         1,364         1,117
     Deferred income tax expense (recovery)                                                3,319       (1,173)
     Net realized loss (gain)                                                              1,382       (1,968)
Net changes in operating assets and liabilities:
  Receivables                                                                            (68,479)      (72,542)
  Reinsurance recoverable on paid and unpaid losses, net                                  10,085        26,448
  Prepaid reinsurance premiums                                                           (50,077)      (60,275)
  Deferred policy acquisition costs                                                        1,425       (6,527)
  Other assets                                                                            (3,907)         (243)
  Losses and loss adjustment expenses                                                    (23,166)      (10,143)
  Unearned premiums                                                                       65,357        91,352
  Reinsurance payables                                                                    77,168        60,994
  Distributions payable on preferred securities                                           (3,250)       (3,242)
  Federal income taxes                                                                    (6,141)        5,485
  Other liabilities                                                                        7,406           768
                                                                                          ------        ------
NET CASH PROVIDED FROM OPERATIONS                                                         11,464        34,975
                                                                                          ------        ------
Cash flow used in investing activities:
  Purchases sales of short-term investments                                               (2,428)         (227)
  Purchases of fixed maturities                                                          (75,340)      (41,319)
  Proceeds from sales, calls and maturities of fixed maturities                           67,429        34,322
  Purchases of equity securities                                                            (944)       (6,466)
  Proceeds from sales of equity securities                                                    22         6,421
  Purchase of real estate                                                                     (7)       (2,584)
  Purchases of property and equipment                                                       (976)       (2,869)
  Purchases of other investments                                                            (243)         (320)
                                                                                          ------        ------
NET CASH USED IN INVESTING ACTIVITIES                                                    (12,487)      (13,042)
                                                                                          ------        ------
Cash flow provided from/(used in) financing activities:
  Cost of shares acquired                                                                     --          (862)
  Payments on notes payable                                                               (9,224)       (1,613)
  Repayments from related parties                                                           (180)       (4,439)
                                                                                         -------       -------
NET CASH USED IN FINANCING ACTIVITIES                                                     (9,404)       (6,914)
                                                                                          ------        ------
Increase (decrease) in cash and cash equivalents                                         (10,427)       15,019
Cash and cash equivalents, beginning of period                                            14,800        11,276
                                                                                          ------        ------
Cash and cash equivalents, end of period                                                 $ 4,373       $26,295
                                                                                          ======        ======
See notes to consolidated financial statements

                        SYMONS INTERNATIONAL GROUP, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For The Three Months Ended March 31, 1999

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Interim financial statements should be read in conjunction with the Company's annual audited financial statements. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

(4) These restated financials contain a correction of an accounting error. The error related to the recording of the retroactive reinsurance recoverable pertaining to AgPI(R) in the incorrect accounting period. The correction of the error defers the recognition of a gain on a reinsurance recovery from first quarter 1999 to second quarter 1999. The amount of the deferred gain is $4,668,000. The Company recorded an increase in loss and loss adjustment expense of $4,668,000 due to the deferral of the gain which reduced net income by $3,034,000 or $0.29 per share (basic).

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

Results of Operations

                                                                                            For the three months
                                                                                                ended March 31,
                                                                                              1999         1998
                                                                                            Restated
NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:
  Gross premiums written                                                                     $61,171     $89,976
                                                                                              ======      ======
  Net premiums written                                                                       $73,687     $82,267
                                                                                              ======      ======
  Net premiums earned                                                                        $65,396     $68,323
  Fee income                                                                                   4,521       4,155
  Net investment income                                                                        3,164       2,801
  Net realized gain (loss)                                                                    (1,382)      1,968
                                                                                              ------      ------
        TOTAL REVENUES                                                                        71,699      77,247
                                                                                              ------      ------
  Losses and loss adjustment expenses                                                         51,313      53,146
  Policy acquisition and general and administrative expenses                                  19,595      18,123
                                                                                              ------      ------
        TOTAL EXPENSES                                                                        70,908      71,269
                                                                                              ------      ------
  Earnings before income taxes                                                               $   791      $5,978
                                                                                              ======       =====
GAAP RATIOS (Nonstandard Automobile Only):
  Loss and LAE Ratio                                                                           78.5%       77.8%
  Expense ratio, net of billing fees                                                           23.0        20.4
                                                                                              -----        ----
  Combined ratio                                                                              101.5%       98.2%
                                                                                              =====        ====

CROP INSURANCE OPERATIONS:
  Gross premiums written(2)                                                                  $90,723     $86,175
                                                                                              ======      ======
  Net premiums written                                                                       $ 1,613     $17,294
                                                                                              ======      ======
  Net premiums earned                                                                        $(1,060)       $161
  Fee income                                                                                     (59)      2,332
  Net investment income                                                                           57          53
                                                                                              ------      ------
        TOTAL REVENUES                                                                        (1,062)      2,546
                                                                                              ------      ------
  Losses and loss adjustment expenses                                                          5,174          59
  Policy acquisition and general and administrative expenses(1)                               (8,008)     (3,647)
  Amortization of intangibles                                                                     95          --
  Interest expense                                                                                74         183
                                                                                              ------      ------
        TOTAL EXPENSES                                                                        (2,665)     (3,405)
                                                                                              ------      ------
  Earnings before income taxes                                                               $ 1,603      $5,951
                                                                                              ======       =====

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.
(2) Includes premiums assumed from CNA in accordance with the Strategic
    Alliance Agreement.

Net Earnings

For the three months ended March 31, 1999 as restated, the Company recorded a net loss of $1,022,000 or $0.10 per share (basic). This is approximately a 120.8% decrease from net earnings for the three months ended March 31, 1998 of $4,924,000 or $0.47 per share (basic).

These restated financials contain a correction of an accounting error. The error related to the recording of the retroactive reinsurance recoverable pertaining to AgPI(R) in the incorrect accounting period. The correction of the error defers the recognition of a gain on a reinsurance recovery from first quarter 1999 to second quarter 1999. The amount of the deferred gain is $4,668,000. The Company recorded an increase in loss and loss adjustment expense of $4,668,000 due to the deferral of the gain which reduced net income by $3,034,000 or $0.29 per share (basic).

Consolidated Gross Premiums Written

Gross premiums written for the nonstandard automobile segment decreased 32.0% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This represents an 8.8% decrease in premiums from the average premium volume in the last half of 1998. The primary reasons for this decline in volume has been the downsizing by the Company of its nonstandard automobile business in certain competitive markets, the loss of some business prior to the hiring of a new product development team and the slowing of new business during the conversion by the Company to a new operating computer system.

Gross premiums written for the crop segment were comparable to those of a year ago. Crop premiums for the three months ended March 31 are as follows:

                                            1999             1998
                                            ----             ----

CAT imputed                               $16,312          $16,319
MPCI                                       62,280           60,743
Crop hail and named perils                 28,443           25,431
                                          -------          -------
                                          107,035          102,493
Less: CAT imputed                         (16,312)         (16,319)
                                          -------          -------
                                          $90,723          $86,174
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

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three months ended March 31 are as follows:

                                                     1999         1998
                                                     ----         ----

Nonstandard automobile                                 0%          10%
Crop hail                                             62%          25%
Named peril                                           50%          50%
AgPI(R)                                               62%           0%


Fee income decreased 12.8% for the three months ended March 31, 1999 as compared to the corresponding period of the prior year. Such decrease was primarily due to the Federal government retaining the CAT fee policy, partially offset by increased penetration of policy issuance fees on the automobile book.

Netinvestment income increased 11.2% for the three months ended March 31, 1999 as compared to the corresponding period of the prior year due to the transfer of invested assets to interest bearing fixed maturities from equity based investments since the first quarter of 1998. The realized loss was primarily due to tax loss related selling of certain securities as well as some selling to reduce the average duration of the fixed income portfolio.

The loss ratio for the nonstandard automobile segment for the three months ended March 31, 1999 was 78.5% comparable to 77.8% for the three months ended March 31, 1998 . Crop hail loss ratios in the first quarter do not have significant impact on consolidated earnings.

These restated financials contain a reclassification of reinsurance ceded premium related to AgPI(R) from policy acquisition and general and administrative expense to ceded premiums. The amount of the reclass is $4,668,000 with no impact on net income. Policy acquisition and general and administrative expenses have decreased to $11,892,000 or 18.5% of net premium earned for the three months ended March 31, 1999 as restated compared to $13,555,000 or 19.8% of net premium earned in the corresponding period of 1998. The reduction in expense related to the reclassification was partially offset by nonstandard auto general and administrative expenses which rose due to increased use of temporary help to resolve processing backlogs and lower expense recoveries from reinsurers due to the elimination of quota share reinsurance in 1999.

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

Income tax expense was 37.4% and 36.3% of pre-tax income for the three months ended March 31, 1999 and 1998.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Liquidity and Capital Resources

The Company's total assets of $681,328,000 at March 31, 1999 as restated increased $111,891,000 from $569,437,000 as of December 31, 1998. The primary reasons for this increase were increased premium receivable and reinsurance payable balances in the crop business due to the normal accumulation of these balances during the year and settlement in the fall of each year, coincidental with fall harvest.

Net cash provided by operating activities decreased to $11,464,000 in 1999 from $34,975,000 in 1998 due to reduced gross premium volume in the automobile business. Financing activities included normal activities on the Company's line of credit for crop operations.

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

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          Within this form 10-Q/A the Company has incorporated the financial impact of events which had occurred as of March 31, 1999, but which came to management's attention and / or became quantifiable after the release to the public of the first quarter results of operations on May 12, 1999.

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

          The Company retrocedes the majority of this business to reinsurers. The retrocession cover on this book of business is 62% quota share reinsurance of which 7.5% is retroceded to Granite Reinsurance Company Ltd., an affiliate, and as such the Company has ceded approximately $4,668,000 of premium, and $9,336,000 of loss reserves, to retro reinsurers of which $4,668,000 is deferred to second quarter. The company also incurred approximately $996,000 in pretax fee expense related to this treaty in the first quarter.

          These restated financials contain a correction of an accounting error. The error related to the recording of the retroactive reinsurance recoverable pertaining to AgPI(R) in the incorrect accounting period. The correction of the error defers the recognition of a gain on a reinsurance recovery from first quarter 1999 to second quarter 1999. The amount of the deferred gain is $4,668,000. The Company recorded an increase in loss and loss adjustment expense of $4,668,000 due to the deferral of the gain which reduced net income by $3,034,000 or $0.29 per share (basic).

ITEM 6.   EXHIBITS  AND REPORTS ON
          FORM 8-K Exhibit 1.0 - AgPI(R), Crop Hail and MPCI Multi-year Quota Share Reinsurance Agreement

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 20, 1999                           By: /s/ Alan G. Symons
                                                 Alan G. Symons
                                                 Chief Executive Officer



Dated: August 20, 1999                           By: /s/ Thomas R. Kaehr
                                                 Thomas R. Kaehr
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer