Form 10-Q
period 1999-09-30
SYMONS INTERNATIONAL GROUP INC
filed 1999-11-22
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1999

                         Commission File Number: 0-29042

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 1, 1999, there were 10,385,399 shares of Registrant's common stock issued and outstanding.

                                 Form 10-Q Index
                    For The Quarter Ended September 30, 1999
                                                                        Page
                                                                       Number

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Financial Statements:
         Consolidated Balance Sheets at September 30, 1999
         (unaudited) and December 31, 1998 . ......................      3

         Unaudited Consolidated Statements of Earnings
         for the Three and Nine Months Ended
         September 30, 1999 and 1998...............................     4-5

         Unaudited Consolidated Statements of Cash Flows for
         The Nine Months Ended September 30, 1999 and 1998.........      6

         Condensed Notes to Unaudited Consolidated Financial
         Statements................................................      7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................     16

Item 3   Quantitative and Qualitative Disclosures About
         Market Risks..............................................     31

PART II  OTHER INFORMATION.........................................     32

SIGNATURES.........................................................     33


NOTE: ALL ITEMS ARE IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA OR UNLESS OTHERWISE NOTED.

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                                     September 30,     December 31,
                                                                                         1999             1998
ASSETS                                                                                (unaudited)
Investments
  Available for sale:
  Fixed maturities, at market                                                          $172,502         $191,002
  Equity securities, at market                                                           13,633           13,264
  Short-term investments, at amortized cost which approximates
     market                                                                              21,812           15,597
Mortgage loans, at cost                                                                   2,010            2,100
Other                                                                                     1,028              890
                                                                                        -------          -------
         TOTAL INVESTMENTS                                                              210,985          222,853
Investment in and advances to related parties                                             2,531            3,545
Cash and cash equivalents                                                                 6,279           14,800
Receivables, net of allowance for doubtful accounts                                     144,940          120,559
Reinsurance recoverable on paid and unpaid losses, net                                  231,184           71,640
Prepaid reinsurance premiums                                                             29,466           31,172
Federal income taxes recoverable                                                         11,708           12,672
Deferred policy acquisition costs                                                        12,399           16,332
Deferred income taxes                                                                    12,002            5,146
Property and equipment, net of accumulated depreciation                                  22,016           18,863
Intangible assets                                                                        43,894           45,781
Other assets                                                                              7,818            6,074
                                                                                        -------          -------
         TOTAL ASSETS                                                                  $735,222         $569,437
                                                                                        =======          =======
LIABILITIES
Losses and loss adjustment expense reserves                                             330,521         $200,972
Unearned premiums                                                                       117,319          110,664
Reinsurance payables                                                                     85,414           25,484
Notes payable                                                                             7,589           13,744
Distributions payable on preferred securities                                             1,603            4,809
Other                                                                                    29,843           16,769
                                                                                        -------          -------
         TOTAL LIABILITIES                                                              572,289          372,442
                                                                                        -------          -------
Commitments and contingencies:
Minority interest:
  Company obligated mandatorily redeemable preferred stock
     of trust subsidiary holding solely parent debentures                               135,000          135,000
                                                                                        -------          -------
STOCKHOLDERS' EQUITY
Common stock                                                                             38,136           38,136
Additional paid-in capital                                                                5,851            5,851
Unrealized gain (loss) on investments                                                   (2,921)            1,261
Retained earnings                                                                      (13,133)           16,747
                                                                                        ------           -------
         TOTAL STOCKHOLDERS' EQUITY                                                      27,933           61,995
                                                                                        -------          -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $735,222         $569,437
                                                                                        =======          =======

See condensed notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                          1999          1998

Gross premiums written                                                                  $67,685        $97,353
Less ceded premiums                                                                     (12,431)       (26,659)
                                                                                         ------        -------
Net premiums written                                                                     55,254         70,694
Change in net unearned premiums                                                          11,301         23,218
                                                                                         ------        -------
Net premiums earned                                                                      66,555         93,912
Fee income                                                                                3,104          3,815
Net investment income                                                                     3,021          3,091
Net realized gain (loss)                                                                   (452)         1,168
                                                                                         ------        -------
      Total revenues                                                                     72,228        101,986
                                                                                         ------        -------
Loss and loss adjustment expenses                                                        73,921         91,901
Policy acquisition and general and administrative expenses                               23,140         26,385
Interest expense                                                                            197            129
Amortization of intangibles                                                                 631            698
                                                                                         ------        -------
      Total expenses                                                                     97,889        119,113
                                                                                         ------        -------
      Earnings (loss) before income taxes and minority interest                         (25,661)       (17,127)
Provision (benefit) for income taxes                                                     (8,669)        (5,902)
                                                                                         ------        -------
      Net earnings (loss) before minority interest                                      (16,992)       (11,225)
Minority interest:
  Distributions on preferred securities, net of tax                                      (2,101)        (2,101)
                                                                                         ------        -------
      Net earnings (loss)                                                              $(19,093)      $(13,326)
                                                                                         ======        =======
Other comprehensive earnings:
   Net earnings (loss)                                                                 $(19,093)      $(13,326)
   Change in unrealized gains (losses) on securities                                     (1,324)        (3,438)
                                                                                         ------        -------
Comprehensive earnings (loss)                                                          $(20,417)      $(16,764)
                                                                                         ======        =======

Net earnings (loss) per share - basic                                                    $(1.84)        $(1.28)
                                                                                           ====           ====
Net earnings (loss) per share - fully diluted                                            $(1.84)        $(1.28)
                                                                                           ====           ====
Weighted average shares outstanding:
  Basic                                                                                  10,385         10,390
                                                                                         ======         ======
  Fully diluted                                                                          10,385         10,390
                                                                                         ======         ======

See condensed notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                         1999          1998

Gross premiums written                                                                 $393,577       $448,843
Less ceded premiums                                                                    (187,237)      (173,874)
                                                                                        -------        -------
Net premiums written                                                                    206,340        274,969
Change in net unearned premiums                                                          (2,538)       (13,615)
                                                                                        -------        -------
Net premiums earned                                                                     203,802        261,354
Fee income                                                                               10,659         15,205
Net investment income                                                                     9,630          9,355
Net realized gain (loss)                                                                 (1,468)         3,979
                                                                                        -------        -------
      Total revenues                                                                    222,623        289,893
                                                                                        -------        -------
Loss and loss adjustment expenses                                                       200,933        217,287
Policy acquisition and general and administrative expenses                               54,684         64,397
Interest expense                                                                            376            361
Amortization of intangibles                                                               1,887          1,719
                                                                                        -------        -------
      Total expenses                                                                    257,880        283,764
                                                                                        -------        -------
      Earnings (loss) before income taxes and minority interest                         (35,257)         6,129
Provision (benefit) for income taxes                                                    (11,629)         2,536
                                                                                        -------        -------
      Net earnings (loss) before minority interest                                      (23,628)         3,593
Minority interest:
  Distributions on preferred securities, net of tax                                      (6,252)        (6,327)
                                                                                        -------        -------
      Net earnings (loss)                                                              $(29,880)       $(2,734)
                                                                                        =======        =======
Other comprehensive earnings:
   Net earnings (loss)                                                                 $(29,880)       $(2,734)
   Change in unrealized gains (losses) on securities                                     (4,182)        (1,434)
                                                                                        -------        -------
Comprehensive earnings (loss)                                                          $(34,062)       $(4,168)
                                                                                        =======        =======

Net earnings (loss) per share - basic                                                    $(2.88)         $(.26)
                                                                                           ====            ===
Net earnings (loss) per share - fully diluted                                            $(2.88)         $(.26)
                                                                                           ====            ===
Weighted average shares outstanding:
  Basic                                                                                  10,385         10,409
                                                                                         ======         ======
  Fully diluted                                                                          10,385         10,409
                                                                                         ======         ======

See condensed notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                           1999           1998
Cash Flows from Operating Activities:
  Net earnings (loss) for the period                                                    $(29,880)       $(2,734)
  Adjustments to reconcile net earnings to net cash provided from operations:
     Depreciation and amortization                                                         5,435          3,210
     Deferred income tax (benefit) provision                                              (4,605)          (170)
     Net realized (gain) loss                                                              1,467         (3,979)
Net changes in operating assets and liabilities:
  Receivables                                                                            (24,380)      (117,339)
  Reinsurance recoverable on paid and unpaid losses, net                                (159,544)      (141,994)
  Prepaid reinsurance premiums                                                             1,705         (6,087)
  Deferred policy acquisition costs                                                        3,933         (3,683)
  Other assets                                                                            (1,743)        (5,160)
  Losses and loss adjustment expenses                                                    129,549        148,280
  Unearned premiums                                                                        6,655         26,526
  Reinsurance payables                                                                    59,930        127,631
  Distributions payable on preferred securities                                           (3,206)        (3,198)
  Federal income taxes                                                                       964         (5,792)
  Other liabilities                                                                       13,074         (1,800)
                                                                                         -------        -------
NET CASH PROVIDED FROM (USED IN) OPERATIONS                                                 (646)        13,711
                                                                                         -------        -------
Cash flow used in investing activities:
  Net (purchases) sales of short-term investments                                         (6,215)          (989)
  Purchases of fixed maturities                                                         (138,658)      (120,913)
  Proceeds from sales, calls and maturities of fixed maturities                          149,131        113,110
  Purchase of equity securities                                                           (4,505)       (22,427)
  Proceeds from sales of equity securities                                                 3,926         17,555
  Purchases of property and equipment                                                     (6,350)        (7,690)
  Cash paid for NACU                                                                          --         (3,000)
  (Purchases) sales of other investments                                                     (63)            54
                                                                                         -------        -------
NET CASH USED IN INVESTING ACTIVITIES                                                     (2,734)       (24,300)
                                                                                         -------        -------
Cash flow provided from/(used in) financing activities:
  Cost of shares acquired                                                                    --          (1,229)
  Payments on notes payable                                                               (6,155)         9,418
  Loans from (repayments to) related parties                                               1,014         (3,829)
  Other                                                                                      --              21
                                                                                         -------        -------
NET CASH PROVIDED FROM/(USED IN) FINANCING ACTIVITIES                                     (5,141)         4,381
                                                                                         -------        -------
Increase (decrease) in cash and cash equivalents                                          (8,521)        (6,208)
Cash and cash equivalents, beginning of period                                            14,800         11,276
                                                                                         -------        -------
Cash and cash equivalents, end of period                                                 $ 6,279        $ 5,068
                                                                                         =======        =======

Note: Cash payments for interest were $376 and $361 for the nine months ended September 30, 1999 and 1998, respectively. Cash payments for taxes were $-0- and $5,280 for first nine months of 1999 and 1998, respectively.

See condensed notes to consolidated financial statements

                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             For The Three and Nine Months Ended September 30, 1999
                                 (,000 Omitted)

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

2.      Subsequent Events
        On October 27, 1999 the Company announced that it had ceased its previously announced efforts to locate a buyer for all or part of its non-standard automobile and its crop insurance operations.

3.      Certain Accounting Policies for Multi-Peril Crop Insurance ("MPCI")
        A significant portion of the Company's gross premiums written and earnings before income taxes within the crop insurance segment relate to the MPCI program. MPCI is a government-sponsored program with accounting treatment which differs in certain respects from the more traditional property and casualty insurance lines. For statement of earnings purposes under GAAP, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers for buy-up coverage (MPCI coverage in excess of catastrophic ("CAT") Coverage - the minimum available level of MPCI Coverage), and any related federal premium subsidies, but do not include MPCI premium on CAT Coverage. By contrast, net premiums written do not include any MPCI premiums or subsidies, all of which are deemed to be ceded to the Federal Crop Insurance Corporation ("FCIC") as a reinsurer. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a complex profit sharing formula established by law and the FCIC. For statement of earnings purposes, any such profit or loss sharing earned or payable by the Company is treated as an adjustment to commission expense and is included in policy acquisition and general and administrative expenses. The Company has risks throughout the year with crops planted in the fall, the winter and spring.

        Beginning in 1996, the Company instituted a policy of recognizing (i) 35% of its estimated annual MPCI gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter, (ii) commission expense at the applicable rate of MPCI gross premiums written and (iii) Buy-Up Expense Reimbursement at the applicable rate of MPCI gross premiums written along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume, approximately 90% of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI gross premiums written for the first nine months based on a re-estimate of premium which takes into account actual gross premiums processed. If an insufficient volume of policies have been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus an assessment of current year crop conditions and other relevant factors. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and latest available loss information.

        The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment") and
        (ii) Loss Adjustment Expense ("LAE") reimbursement payment equal to a percentage of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"). For 1999 and 1998, the Buy-Up Expense Reimbursement Payment has been set at 24.5% and 27.0%, respectively, of MPCI Premium. For 1999 and 1998, the LAE Reimbursement Payment has been set at 11.0% and 13.0%, respectively, of MPCI Imputed Premiums for each CAT Coverage policy the Company writes. The reduction in expense and LAE reimbursement percentage in 1999 was due to the passing of legislation by the United States Congress in June, 1998. Although the expense reimbursement percentages were reduced, this legislation also provided permanent funding for the crop insurance industry. In addition, this legislation discontinued the Company's retention of a $60 fee for every CAT policy written in the 1999 crop year and thereafter. The Company was allowed to retain a portion of this policy fee in 1998.

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

4.      Intangible Assets
        Intangible assets include goodwill from the acquisition of Superior Insurance Company ("Superior"), additional goodwill from the acquisition of the minority interest in GGS Management Holdings, Inc. ("GGSH") and North American Crop Underwriters ("NACU"), debt and preferred security issuance costs and organizational costs.

5.      Notes Payable
        At September 30, 1999, the Company's IGF Insurance Company subsidiary ("IGF") maintained a revolving bank line of credit in the amount of

        $12,000 (the "IGF Revolver"). This line of credit has been extended through December 15, 2000. At December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 the outstanding balance was $12,000, $1,989, $11,767 and $5,966, respectively. This line is collateralized by the crop-related uncollected premiums, reinsurance recoverable on paid losses, FCIC annual settlement, and a first lien on the real estate owned by IGF. The IGF Revolver contains certain covenants which (i) restrict IGF's ability to accumulate common stock; (ii) set minimum standards for investments and policyholder surplus; and (iii) limit ratio of net written premiums to statutory surplus. At September 30, 1999, IGF was not in compliance with a minimum statutory surplus covenant. However, IGF has received a waiver from the bank for September 30, 1999. IGF does expect to meet the minimum statutory surplus covenant at year-end.

        The average interest rate on the IGF Revolver was 7.81% for the nine months ended September 30, 1998 and 6.83% for the nine months ended September 30, 1999.

        Notes payable also includes a $1,000 note due 2001 on the purchase of NACU which bears no interest. The balance of notes payable at December 31, 1998 includes three smaller notes (less than $300 each) assumed in the acquisition of NACU which have various due dates from 2002 to 2006 with periodic payments at interest rates ranging from 7% to 9.09%.

6.      Preferred Securities
        On August 12, 1997, the Company issued $135 million in Trust Originated Preferred Securities ("Preferred Securities") at a cumulative annual distribution rate of 9.5% paid semi-annually. These Preferred Securities were offered through a trust subsidiary of the Company. The Preferred Securities have a Liquidation amount of $1,000 per share and mature on August 15, 2027. The principal asset of the trust subsidiary is a subordinated debenture of the Company in the principal amount of $135 million with an interest rate and maturity date substantially identical to those of the Preferred Securities.

        The Preferred Securities represent Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures and have a term of 30 years with semi-annual interest payments which commenced February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years. The Preferred Security obligations of approximately $13 million per year are funded from the Company's nonstandard automobile management company and dividend capacity from the crop operations. The nonstandard auto funds are the result of management and billing fees in excess of operating costs.

        The Trust Indenture for the Preferred Securities contains certain preventative covenants. These covenants are based upon the Company's Consolidated Coverage Ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) whereby if the Company's EBITDA falls below 2.5 times Consolidated Interest Expense (including Preferred Security distributions) for the most recent four quarters the following restrictions become effective:

         - The Company may not incur additional Indebtedness or guarantee additional Indebtedness.
         - The Company may not make certain Restricted Payments including loans or advances to affiliates, stock repurchases and a limitation on the amount of dividends is inforce.
         - The Company may not increase its level of Non-Investment Grade Securities defined as equities, mortgage loans, real estate,
           real  estate  loans  and  non-investment   grade  fixed  income
           securities.

        These restrictions currently apply as the Company's Consolidated Coverage Ratio was (2.9x) through September 30, 1999 and will continue to apply until the Company's Consolidated Coverage Ratio is in compliance with the terms of the Trust Indenture. This does not represent a Default by the Company on the Preferred Securities. The
        Company was in compliance with these preventative covenants as of September 30, 1999.

7.      Regulatory Affairs
        The Indiana Department of Insurance ("IDOI") is conducting examinations of Pafco General Insurance Company. The scope of the examinations encompass loss reserves, pricing and reinsurance. Although there has been no report issued as a result of these examinations, the IDOI has required Pafco to provide monthly financial information, obtain prior approval of reinsurance arrangements and related party transactions, submit business plans that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis.

        As a result of the losses experienced by IGF in the crop insurance operations, IGF has agreed with the IDOI to provide monthly financial statements and consult monthly with the IDOI and to obtain approval for related party transactions.

        The Florida Department of Insurance ("FDOI") has initiated reviews of Superior. The Company expects the scope of the reviews to encompass market conduct, data processing systems, Year 2000 readiness and financial examinations as of June 30, 1999 and December 31, 1999. Although there have been no reports issued or other actions taken, the Company expects to meet shortly with the FDOI to discuss these and other issues, including reserve levels.

8.      Commitments and Contingencies
        The Company and its subsidiaries are, at various times, named as defendants in lawsuits relating to its business. Legal actions arise from claims made pursuant to insurance policies, employment-related matters, commercial disputes, and other matters. Unless specifically stated otherwise, the Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position. In 1998, IGF issued agricultural business interruption insurance policies ("AgPI(R)"). Several suits and arbitrations have been filed regarding these policies. See Note 9 to the consolidated financial statements.

        The Company writes nonstandard insurance business through agents in California where some of the agents charge administration fees on top of the premium to these customers. The California Department of Insurance ("CDOI") in early 1998 indicated that such broker fees are part of premium and has requested reimbursement to the policyholders by Superior. The CDOI also indicated it may assess the Company to repay fees the agents received from the insured. The Company did not receive any of these broker fees and believes its practices are consistent with many of the insurance companies writing automobile insurance in California. The total amount, if CDOI proceeds and requires all fees returned with no recovery from agents, is $3 million. Although the assessment has not been formally made by the CDOI at this time, the Company believes it will prevail and will vigorously defend any potential assessment. As a material adverse development is not deemed probable, the Company has not accrued any amount in its consolidated financial statements for this liability.

9.      Losses on AgPI(R) Product
        In 1998, IGF sold a total of 157 policies for agricultural business interruption insurance called AgPI(R) that were intended to protect businesses that depend upon a steady flow of crop (or crops) to stay in business. This product was sold to a variety of businesses involved in agribusiness, including farmers, as well as grain elevator operators, produce shippers, custom harvesters, cotton gins, agriculture chemical dealers and other processing businesses whose income is heavily dependent on a stable supply of raw product (i.e., cotton), or whose product sales are negatively affected if crop yields fall (i.e., chemical dealers). Most of the policies were sold to California policyholders.

        The policy form required that the county in which crops reside must suffer a minimum level of crop loss before a loss recovery by a policyholder is possible. After the county loss test was met, then the policyholder must demonstrate an insurable economic loss on an individual basis under the policy.

        The Company recognized approximately $7.6 million in written premium in 1998, of which $6 million was earned in 1998 and $1.6 million earned in the first quarter of 1999. Adverse weather conditions and resultant crop damage in parts of the country where the policies were sold, led the Company to begin establishing reserves for its possible exposure. However, the lack of National Agricultural Statistical Service ("NASS") and policyholder loss data adversely affected the Company's ability to establish the amount of their exposure. At December 31, 1998, the Company set its reserves at an amount equal to 100% of the earned premium. County loss data, as well as policyholder loss data, gradually became known starting in late April 1999. As of May 28, 1999, the Company recognized that it was experiencing unexpected adverse loss development on these policies and increased its incurred losses related to 1998 policies to $15 million. When the Company published second quarter results, NASS data was complete, and the Company had received policyholder data on nearly all policies to determine its exposure. The Company's estimated gross ultimate incurred loss settlement and loss adjustment expense ("LAE") related to these policies was $25 million (gross loss before reinsurance recoveries). Although, as discussed below, a number of legal proceedings have been commenced with respect to the AgPI(R) policies, the Company has not found reason to alter that estimate at this time.

        The  Company  has  tendered   settlement  payments  to  virtually  all
        policyholders with a demonstrable loss under the policy. The Company believes that the claim payments tendered are consistent with policy language and applicable state law. The AgPI(R) policy form requires
        binding   arbitration.   As  of  the  date  of  this  Form  10-Q,  138
        policyholders have incurred an indemnifiable loss according to Company calculations. Of these, 38 policyholders have accepted settlements and released the Company from liability. IGF is a party to 8 legal
        proceedings    involving   AgPI(R)   policyholders   and   arbitration
        proceedings involving an additional 7 policyholders. The Company is vigorously defending these matters. These lawsuits and arbitrations remain in an early stage of development. Arbitration hearings and any court appearances will likely not begin until the year 2000. See Part II, Item 1 of this report.

        Less than $0.1 million of 1999 gross written AgPI(R) premiums have been written and assumed by the Company through September 30, 1999. Based on the information presently available, the Company believes that it has recognized, through loss and LAE payments and reserves, its ultimate loss exposure related to the AgPI(R) product. The Company feels its financial reserves for the lawsuits and arbitrations are sufficient to cover the resulting liability, if any, that may arise from these matters. However, there can be no assurance that the Company's ultimate liability for AgPI(R) related claims will not be materially greater than the $25 million in gross losses already recorded ($19,100 in 1999, $5,900 in 1998) in the consolidated financial statements related to this product and will not have a material adverse effect on the Company's results of operations or financial condition. Of the $25 million AgPI(R) losses reserved approximately $21 million has been paid to date.

        During the first quarter of 1999, the Company entered into reinsurance arrangements covering a portion of the AgPI(R) business. Under those arrangements, during the first quarter the Company recorded $4.7 million of ceded gross premium and a $9.4 million reinsurance recovery, eferring the resulting net gain of $4.7 million. The $4.7 million deferred gain was recognized as income in the second quarter. The Company is not entitled to any further recoveries under these reinsurance arrangements.

10.     Adverse Development on Prior Accident Year
        During the second quarter of 1999 the Company incurred $4.1 million of loss and LAE on its nonstandard auto operation for losses occurring in 1998. During the third quarter, the Company incurred an additional $2.5 million for losses occurring in 1998. At the end of 1998, the Company projected its unpaid loss and LAE liabilities for nonstandard auto, net of reinsurance, to be $114.8 million. During 1999 a greater than expected number of 1998 incurred claims were reported to the Company by policyholders. The preponderance of those unanticipated claims involved bodily injury liability and personal injury protection.

11.     Segment Disclosures
        The Company has two reportable segments based on products: Nonstandard automobile insurance and Crop insurance. The Nonstandard automobile segment offers personal nonstandard automobile insurance coverages through a network of independent general agencies. The Crop segment writes MPCI and crop hail insurance through independent agencies with its primary concentration in the Midwest. The accounting policies of the segments are the same as those described in the December 31, 1998 annual report in "Nature of Operating and Significant Accounting Policies" and in footnote 3 of the September 30, 1999 10-Q. There are
        no  significant  intersegment transactions.   The Company   evaluates
        performance and allocates resources to the segments based on profit or loss from operations before income taxes.

        The following is a summary of the Company's segment data and a reconciliation of the segment data to the Consolidated Financial Statements. The "Corporate and Other" includes operations not directly related to the reportable business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt and unallocated overhead expenses). Segment assets are those assets in the Company's operations in each segment.

        The following tables show financial data by segment:

                                                                                     For the three months
                                                                                      ended September 30,
                                                                                       1999         1998
NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:
  Gross premiums written                                                             $57,416      $61,536
                                                                                     =======       ======
  Net premiums written                                                               $56,079      $55,381
                                                                                     =======       ======
  Net premiums earned                                                                $59,238      $64,742
  Fee income                                                                           2,994        3,827
  Net investment income                                                                2,961        2,960
  Net realized gain (loss)                                                              (407)       1,121
                                                                                      ------       ------
        TOTAL REVENUES                                                                64,786       72,650
                                                                                      ------       ------
  Losses and loss adjustment expenses                                                 54,899       57,589
  Policy acquisition and general and administrative expenses                          26,725       19,563
                                                                                     -------       ------
        TOTAL EXPENSES                                                                81,624       77,152
                                                                                      ------       ------
  Earnings (loss) before income taxes                                               $(16,838)     $(4,502)
                                                                                      ======       ======
GAAP RATIOS (Nonstandard Automobile Only):
  Loss and LAE Ratio                                                                   92.68%       88.95%
  Expense ratio, net of billing fees                                                   40.06%       24.31%
                                                                                      ------       ------
  Combined ratio                                                                      132.74%      113.26%
                                                                                      ======       ======

CROP INSURANCE OPERATIONS:
  Gross premiums written(2)                                                          $10,201      $32,423
                                                                                      ======       ======
  Net premiums written                                                                 $(824)     $15,313
                                                                                       =====       ======
  Net premiums earned                                                                 $7,316      $29,170
  Fee income                                                                             110         (12)
  Net investment income                                                                   22           55
  Net realized capital gain (loss)                                                         -           47
                                                                                      ------       ------
        TOTAL REVENUES                                                                 7,448       29,260
                                                                                      ------       ------
  Losses and loss adjustment expenses                                                 19,022       34,312
  Policy acquisition and general and administrative expenses(1)                       (3,889)       6,572
  Interest and amortization of intangibles                                               318          287
                                                                                      ------       ------
        TOTAL EXPENSES                                                                15,451       41,171
                                                                                      ------       ------
  Earnings (loss) before income taxes                                                $(8,003)    $(11,911)
                                                                                      ======       ======

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.
(2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.

Loss and LAE ratio: ratio of loss and loss adjustment expense incurred during the period, as a percentage of net premium earned.

Expense ratio, net of billing fees: ratio of policy acquisition and general and administrative expense less fee income, as a percentage of net premium earned.

Combined ratio: sum of the loss and LAE ratio plus the expense ratio net of billing fees.

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                      1999           1998
NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:
  Gross premiums written                                                            $184,659       $231,042
                                                                                     =======        =======
  Net premiums written                                                              $193,918       $206,802
                                                                                     =======        =======
  Net premiums earned                                                               $191,472       $203,563
  Fee income                                                                          10,412         12,535
  Net investment income                                                                9,421          8,894
  Net realized gain (loss)                                                            (1,423)         3,762
                                                                                     -------        -------
        TOTAL REVENUES                                                               209,882        228,754
                                                                                     -------        -------
  Losses and loss adjustment expenses                                                167,843        164,237
  Policy acquisition and general and administrative expenses                          69,929         56,367
                                                                                     -------        -------
        TOTAL EXPENSES                                                               237,772        220,604
                                                                                     -------        -------
  Earnings (loss) before income taxes                                               $(27,890)      $  8,150
                                                                                     =======        =======
GAAP RATIOS (Nonstandard Automobile Only):
  Loss and LAE Ratio                                                                   87.66%         80.68%
  Expense ratio, net of billing fees                                                   31.08%         21.53%
                                                                                      ------         ------
  Combined ratio                                                                      118.74%        102.21%
                                                                                      =======        ======

CROP INSURANCE OPERATIONS:
  Gross premiums written(2)                                                         $208,448       $210,618
                                                                                     =======        =======
  Net premiums written                                                               $12,422       $ 68,167
                                                                                     =======        =======
  Net premiums earned                                                                $12,330       $ 57,791
  Fee income                                                                             247          2,670
  Net investment income                                                                   61            220
  Net realized capital gain                                                                -            217
                                                                                     -------        -------
        TOTAL REVENUES                                                                12,638         60,898
                                                                                     -------        -------
  Losses and loss adjustment expenses                                                 33,090         53,050
  Policy acquisition and general and administrative expenses(1)                      (16,551)         6,822
  Interest and amortization of intangibles                                               735            520
                                                                                     -------        -------
        TOTAL EXPENSES                                                                17,274         60,392
                                                                                     -------        -------
  Earnings (loss) before income taxes                                                $(4,636)      $    506
                                                                                     =======        =======

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.
(2) Includes premiums assumed from CNA in accordance with the Strategic
    Alliance Agreement.

Loss and LAE ratio: ratio of loss and loss adjustment expense incurred during the period, as a percentage of net premium earned.

Expense ratio, net of billing fees: ratio of policy acquisition and general and administrative expense less fee income, as a percentage of net premium earned.

Combined ratio: sum of the loss and LAE ratio plus the expense ratio net of billing fees.


                                                            Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                             1999        1998          1999        1998

      Earnings loss) before income taxes and
        minority interest:
          Nonstandard automobile                          $(16,838)    $(4,502)     $(27,890)     $8,150
          Crop                                              (8,003)    (11,911)       (4,636)        506
                                                            ------      ------        ------       -----
              Segment totals                               (24,841)    (16,413)      (32,526)      8,656
          Corporate and other                                 (820)       (714)       (2,731)     (2,527)
                                                            ------      ------        ------       -----
              Consolidated totals                         $(25,661)   $(17,127)     $(35,257)     $6,129
                                                            ======      ======        ======       =====

                                                                                 September 30,  December 31,
                                                                                     1999           1998

      Segment assets:
        Nonstandard automobile                                                     $317,908       $376,831
        Crop                                                                        367,666        143,434


          Total assets of the crop business are subject to normal cyclical fluctuations and are normally high at September 30 of each year.

12.       Earnings Per Share
          Basic and diluted net earning (loss) per share are computed by dividing net earnings (loss) as reported by the average number of shares outstanding as follows:

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                                 1999          1998           1999           1998

          Basic:
              Weighted-average common shares
                outstanding                                   10,385,000    10,390,000     10,385,000     10,409,000
                                                              ==========    ==========     ==========     ==========
         Diluted:
              Weighted-average common shares
                outstanding                                   10,385,000    10,390,000     10,385,000     10,409,000
              Dilutive effect of stock options                         0             0              0              0
                                                              ----------    ----------     ----------     ----------
         Average common shares outstanding
            assuming dilution                                 10,385,000    10,390,000     10,385,000     10,409,000
                                                              ==========    ==========     ==========     ==========

          The Company has 1.5 million stock options outstanding as of September 30, 1999. Of these, 1.5 million are antidilutive because the exercise price is below the average market price during the period. Additionally due to the net loss in 1998 and 1999, stock options are antidilutive and therefore are excluded from the calculation of average common shares outstanding assuming dilution and fully diluted earnings per share is the same a basic earnings per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

FORWARD LOOKING STATEMENTS AND CERTAIN RISKS

Allstatements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believe," "believes," "plan," "estimate," "expect," "should," "intend," "will" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements, Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's crop insurance operations such as weather-related events, final harvest results, commodity price levels, governmental program changes, new product acceptance and commission levels paid to agents; (iii) factors affecting the Company's nonstandard automobile operations such as premium volume and levels of operating expenses as compared to premium volume; and (iv) the factors described in this section and elsewhere in this report.

Problems  with  Policy  Administration  Systems
Three out of the five policy administration systems utilized by the nonstandard auto segment during 1999 were implemented in the 1998 and 1999 time frames and do not have fully automated financial reporting functionality. The other two policy administration systems being used are systems with mature financial reporting capabilities.

Implementation of the three new systems without mature financial reporting capabilities, has resulted in the usage of an accounts receivable estimation methodology. Currently, appropriate financial reporting capabilities are in the development stage, but the reports have not been adequately tested for accuracy. The Company's other two systems generate accounts receivable reports which show the total of all premium receivable balances and which balance to the total of all premium receivable balances of all policies within the system. As a result, the Company estimates accounts receivable on policies administered by the three new systems. Approximately 80% or $56.5 million of accounts receivable as of September 30, 1999, relate to policies administered by new systems. The Company expects that it will be able to generate accounts receivable balances directly from its policy administration systems at Pafco and Superior early next year.

Two of the three new policy administration systems were implemented in December 1998 and August 1999. After the systems were implemented, system problems were identified which resulted in additional bad debt expense being recorded. The additional bad debt expense was due to problems in billing policies contained within the two systems. Of the $4.5 million of estimated premium receivables administered by the two systems, the Company has estimated $2.9 million of that amount to be un-collectable primarily as a result of policy billing and cancellation problems. Accordingly, that amount has been written off in the third quarter of 1999. The Company is converting policies from the two systems back to a mature policy administration system which the Company has used before. The Company expects the conversion to be completed during the fourth quarter. The third new policy administration system has also experienced reporting problems. Approximately 75% of all of nonstandard automobile policies are on this policy administration system. The reporting problems appear to be due to programming changes in how data was extracted from the policy administration system for reporting purposes.

The effect of the identified problems has been recorded in the third quarter 1999. Additional research needs to be completed to measure the full financial impact of these problems.

Operating Losses in Nonstandard Automobile Segment
The Company's nonstandard automobile segment accounted for approximately 55% of the net loss reported for the third quarter of 1999. The loss ratios for this segment remain higher than industry ratios. The Company has developed a state-by-state action plan for improving its loss ratio. The plan includes more restrictive underwriting of new and renewal business, withdrawal from selected states, rate increases, and product redesign. More restrictive underwriting including extensive use of motor vehicle reports (MVR's) was implemented during the second and third quarters of 1999. The Company has notified agents in selected states of its decision to withdraw from those states. Rate increases are being implemented in major states during the fourth quarter of 1999 and the first quarter of 2000. The introduction of redesigned products started in the third quarter of 1999 and will continue through the first half of 2000. Because a majority of the Company's policyholders purchase annual policies, the impact of corrective actions will be relatively modest during the fourth quarter of 1999. Profitable underwriting results are expected to occur in the latter half of 2000.

The Company's operating expenses are currently high relative to its premium volume. To a large extent this is a result of extraordinary expenses incurred during 1999 to address system issues. Those systems issues have also negatively impacted the Company's ability to service its policyholders and agents and, thereby, have negatively impacted the Company's premium volume. During 2000, the Company expects significantly reduced expenses associated with systems issues. In addition, during the first half of 2000, the Company will reduce operating expenses so that those expenses are in line with projected premium volume.

Weaknesses in Internal Control Systems
The Company's systems of internal control present within key processes and information technology systems are being evaluated through an ongoing review. The Company's systems of internal control are intended to insure reliable financial reporting as well as provide for the safeguarding of the Company's assets. Specific weaknesses have been identified in the following areas: Year 2000 compliance of certain operating systems in the nonstandard operations, general ledger systems integration, financial reporting controls, the relationship of actuarial analysis with claims processing, and specific technical documentation. Many of the identified weaknesses in these areas should be ameliorated when the Company's automated operating and financial systems are properly integrated. Technological inadequacies arising during the migration of systems are being addressed on an ongoing basis. An action plan has been created to insure that attention is given to identified areas. The four part action plan includes: 1) specific human resource initiatives designed to increase financial accounting staffing and core competency and the hiring of experienced financial management, 2) imposition of task force direction headed by senior management designed to integrate and automate the information technology and financial reporting applications, 3) increased emphasis on internal audit functional responsibilities including the development of comprehensive internal audit programs designed to monitor and report on compliance with established control systems, and 4) ongoing use of external consulting resources in the oversight of system documentation, development of financial reporting procedures, re-engineering of interdepartmental integration processes and the implementation and enhancement of existing policies and procedures.

Timeliness of Financial Information
The Company's problems with its policy administration systems and the weaknesses in internal controls discussed in this report have resulted in the Company being unable to prepare certain otherwise routine monthly and quarterly financial statements and information on a timely basis. Such statements and information are necessary for the Company's internal use, for filings with regulators and for compliance with the Company's periodic reporting obligations. The Company expects to be able to generate and prepare these financial statements and information on a timely basis in the year 2000.

Regulatory Uncertainties
The losses, adverse trends and uncertainties discussed in this report are matters of concern to the domiciliary insurance regulators of the Company's operating subsidiaries, the IDOI and FDOI insurance departments. As previously disclosed, the IDOI has commenced target examinations of Pafco covering loss reserves, pricing and reinsurance. Although no report has been issued, the IDOI has required Pafco to provide monthly financial statements, obtain prior approval of reinsurance arrangements and of affiliated party transactions, submit business plans that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis. In addition, as a result of the losses experienced by IGF in the crop insurance operations, IGF has agreed with the IDOI to provide monthly financial statements and consult monthly with the IDOI and to obtain prior approval for affiliated party transactions. The FDOI has initiated examinations covering Superior. The scope of these examinations has covered or will cover market conduct, data processing systems, Year 2000 readiness and financial examinations as of June 30, 1999 and December 31, 1999. Although no report has been issued or other action taken, the Company expects to meet shortly with the FDOI to discuss these and other issues, including reserve levels. The Company's operating subsidiaries and their transactions with affiliates, including the Company, are subject to the regulation by these insurance departments. Although the Company expects to resolve all issues with these insurance departments in a satisfactory manner, failure to resolve issues could result in regulatory actions that materially and adversely affect the Company.

OVERVIEW OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations
The Company, through its wholly owned subsidiaries, Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"), is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Beginning in September the Company began to market its non-standard auto policies from both Pafco and Superior under the same name: Superior Insurance Group. Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

The Company's risk in the first two quarters of the year is due to the following facts: (1) the Company has a large exposure of crops planted in the fall and winter (citrus and nursery in Florida, nursery in Texas, wheat in Kansas), (2) the Company's CRC risk which is tied to commodity prices is quantified in July, November and December but is incurred throughout the various growing seasons,
(3) the preventative planting risk that the Company incurs on its traditional spring crops, and (4) the planting of its spring crops (corn and soybeans in the Midwest) the majority of which occurs prior to the end of May of any given crop year. Also, MPCI policies are continuous and automatically renew each year unless the insured notifies the Company prior to March 15 of each year. The Company allocates a percentage of risk incurred in the first quarter equal to 35% of the overall risk for the year, 35% for the second quarter and 20% for the third quarter. The risk of drought is highest on traditional spring crops in the months of July, August, and early September. The remaining portion of the risk (10%) is recognized in the fourth quarter and relates to the late fall and winter crops and CRC adjustments.

Therefore, the Company's revenue and profit for the MPCI and CRC programs are recognized in a 35%, 35%, 20%,10% manner throughout the year.

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

REVIEW OF CONSOLIDATED OPERATIONS

Net Earnings (Loss)
For the three and nine months ended September 30, 1999, the Company recorded a net loss of $(19,093) and $(29,880), or $(1.84) and $(2.88) per share (basic and diluted). This is a decrease from net loss for the three and nine months ended September 30, 1998 of $(13,326) and $(2,734) or $(1.28) and $(0.26) per share
(basic  and  diluted).

Income before taxes and distributions on preferred securities for the nonstandard automobile segment showed a loss of $(16,838) and $(27,890) for the three and nine months ended September 30, 1999 compared to a loss of $(4,502) and earnings of $8,150 for the three and nine months ended September 30, 1998. These losses were driven primarily by an increase in loss and loss adjustment expense ("LAE") reserves and as a result of extraordinary expenses incurred during 1999 to address system issues.

Income before taxes and distributions on preferred securities for the three and nine months ended September 30, 1999 in the crop segment showed a loss of $(8,003) and $(4,636) which compares to a loss of $(11,911) and earnings of $506 for the same periods in 1998. The primary reason for the decrease in 1999 as compared to 1998 was an adverse loss development on AgPI(R) policies written in 1998 in the Crop Segment (See Note 9).

Losses before tax and distributions on preferred securities for the corporate segment are comparable to prior year, at $(820) and $(2,731) for the three and nine months ended September 30, 1999 and $(714) and $(2,527) for the same period in 1998. These losses consist primarily of amortization of intangibles and general and administrative expenses.

Gross Premiums Written
Gross premiums written for the nonstandard automobile segment decreased 6.7% and

20.1% for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. The primary reasons for this decline in volume had been the downsizing by the Company of its nonstandard automobile business in certain competitive markets, and the slowing of new business due to poor service during the conversion by the Company to a new operating computer system. However, management believes that service has subsequently improved and this quarter's decreased premium volume percent of 6.7% is less than that reported last quarter of 16.9%. Management believes this improvement in the declines is indicative of the improved service.

Gross premiums written for the crop segment decreased 68.5% and 1.0% for the three and nine months ended September 30, 1999 compared to comparable periods in 1998. Such decrease in the nine months ended September 30, 1999 was due to lower crop values and reduced sales products including AgPI(R). Crop premiums (expressed in thousands) for the three and nine months ended September 30 are as follows:

                                                             Three Months                      Nine Months
                                                         Ended September 30,              Ended September 30,
                                                        1999             1998             1999            1998

CAT imputed                                           $(3,275)          $1,502           $27,507         $34,140
MPCI                                                   (4,254)          18,071           136,774         125,368
Crop hail and named perils                             14,455           14,356            71,578          77,721
AgPI(R)                                                     -               (4)               96           7,529
                                                       ------           ------           -------         -------
                                                        6,926           33,925           235,955         244,758
Less: CAT imputed                                       3,275           (1,502)          (27,507)        (34,140)
                                                       ------           ------           -------         -------
                                                      $10,201          $32,423          $208,448        $210,618
                                                       ======           ======           =======         =======

Remaining other gross written premiums not reflected in nonstandard automobile or crop segments represent commercial business which is ceded 100% to an affiliate, Granite Reinsurance Company Ltd. Other gross written premiums were $68 and $470 for the three and nine months ended September 30, 1999 compared to $3,394 and $7,183 for the same periods in 1998. Gross written decreased in 1999 as a result of the sale of the commercial business effective January 1999.

Net Premiums  Written
MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three and nine months ended September 30 are as follows:

                                         1999      1998

Nonstandard automobile                    0%        10%
Crop hail                                69%        25%
Named peril                              50%        50%

With respect to automobile reinsurance, the Company determined that, as a result of an evaluation of the financial viability of the primary reinsurer, it was no longer in the Company's interest to continue such reinsurance in 1999. The increase in crop hail reinsurance resulted from increased coverage emanating from the acquisition of the CNA book during 1998 combined with additional quota share reinsurance purchased to better protect the Company from the effects of normal crop insurance fluctuations from season to season.

Fee Income
Fee  income  decreased  18.6% and 29.9%  for the  three  and nine  months  ended

September 30, 1999 as compared to the corresponding periods of the prior year. The decrease was primarily due to the federal government retaining the CAT policy fee in 1999, versus Company retention of this fee in 1998. Fee income has also decrease in the nonstandard auto segment due to decreases in gross written premium volume.

Net Investment  Income
Net investment income decreased 2.3% for the three months ended and increased 2.9% for the nine months ended September 30, 1999 as compared to the corresponding periods of the prior year. Such increase was due primarily to higher yields on invested assets caused by a shift out of equity securities and into fixed income investments.

Loss and Loss Adjustment Expense
The loss ratio for the nonstandard automobile segment for the three and nine months ended September 30, 1999 was 92.7% and 87.7% of net premiums earned as compared to 89.0% and 80.7% in 1998. Nonstandard automobile results in 1999 are worse than in 1998 because of adverse development on loss and loss adjustment expense reserves for accidents occurring in 1998 and because of continuing deterioration in results for accident year 1999.

During the second quarter of 1999 the Company incurred $4.1 million of loss and loss adjustment expense on its nonstandard auto operation for losses occurring in 1998. During the third quarter, the Company incurred an additional $2.5 million of loss and loss adjustment expenses for losses occurring in 1998. At the end of 1998 the Company projected its unpaid loss and loss adjustment expense liabilities for nonstandard auto, net of reinsurance, to be $114.8 million. During 1999 a greater number of claims that occurred prior to year end 1998 were reported than anticipated by the Company. The preponderance of those unanticipated claims involved bodily injury liability and personal injury protection.

In the second quarter, the Company, reexamined its nonstandard automobile projections for 1999 and strengthened reserves for the current accident year by $5.0 million, $2.5 million of which was for accidents occurring in the first quarter of 1999. In the third quarter, the Company again reviewed its projections for the nonstandard automobile segment and strengthened reserves an additional $2.8 million, $1.5 million of which was for accidents occurring in the first half of 1999.

As noted in Note 9 to the unaudited consolidated financial statements for the nine months ended September 30, 1999, in 1998 the Company sustained significant losses on its AgPI(R) product, the quantification of which became known in 1999.

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

Policy  Acquisition  and General  and  Administrative
Expenses Policy acquisition and general and administrative expenses decreased to $23,140 and $54,684 or 34.8% and 26.8% of net premium earned for the three and nine months ended September 30, 1999 compared to $26,385 and $64,397 or 28.1% and 24.6% of net premium earned in the corresponding periods of 1998. Overall expenses in the first nine months of 1999 versus the first nine months of 1998 decreased by $9,712. Within this decrease crop expenses decreased by $23,373 while nonstandard auto expenses increased by $13,562.

The expense ratio for the nonstandard auto segment was 40.1% and 31.1% for the third quarter and year-to-date in 1999 as compared to 24.3% and 21.5% in 1998. The expense ratio increased primarily due to a reduction in ceding commission income and increased salary expense. The reduction in ceding commission income was due to the elimination of this income due to a commutation of a quota share treaty. This ceding commission income was netted against auto expenses in the prior year which reduced auto expenses in 1998. Salary and benefit expenses were higher in 1999 in part due to increased use of temporary help and contract labor.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI Expense Reimbursements and MPCI Underwriting Gain. The underwriting gain is an estimate until later in the year when crops are harvested and losses are known. The estimated year to date gain ratio in 1999 was 13.8% on gross premium; compared to 11.7% in 1998. The underwriting gain increased in 1999 due to the fact that the crops covered by MPCI policies are estimated to have average to above average yields this year. The 13.8% estimate is in line with actual annual results over the past four years. The 11.7% gain ratio for crop in the prior year was lower due to lower estimated crop yields.

Interest Expense
Interest expense primarily represents interest incurred by the IGF Revolver and three smaller notes assumed in the acquisition of NACU. See Note 5 to the consolidated financial statements.

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

Provision (Benefit) for Income Taxes
Income tax expense was 33.8% and 33.0% of pre-tax income for the three and nine months ended September 30, 1999 compared to 34.5% and 41.4% for the same period in 1998. The decreased effective tax rate at September 30, 1999 is due to a combination of estimated permanent differences, of $2,030, between book and taxable income, coupled with a year to date pre-tax loss rather than a pre-tax gain.

REVIEW OF  CONSOLIDATED FINANCIAL  CONDITION

Investments
Total investments as of September 30, 1999 and December 31, 1998 were $210,985 and $222,853, respectively. Composition of investments is comparable between these periods. The Company's market risk exposure has not materially changed since prior year end.

Cash  and Cash Equivalents
Total cash and cash equivalent balances as of September 30, 1999 and December 31, 1998 were $6,279 and $14,800, respectively.

Investments  in and Advances to Related  Parties
Investments in and advances to related parties decreased from $3,545 at December 31, 1998, to $2,531 at September 30, 1999. The decrease was caused by repayment of certain loans by company officers. The balance at September 30, 1999 is made up primarily of a $1.3 million loan of securities to an affiliate, Granite Re and $0.7 million investment in nonredeemable, nonvoting preferred stock of Granite Insurance Company.

Accounts Receivable Net of Allowance For Doubtful Accounts
Receivables net of allowances for doubtful accounts as of September 30, 1999 and December 31, 1998 were $144,940 and $120,559, respectively. The crop portion of receivable balances as of September 30, 1999 and December 31, 1998 were $86,824 and $55,484, respectively. Crop receivables are seasonally higher in second and third quarter as compared to at year end.

Nonstandard auto receivable balances net of allowance for doubtful accounts were $62,053 and $65,076, respectively as of September 30, 1999 and December 31, 1998. Receivables are down due to a decline in premium volume.

Reinsurance  Recoverables and Prepaid  Reinsurance Premiums
Reinsurance recoverables were $231,184 and $71,640 as of September 30, 1999 and December 31, 1998, respectively. However the reinsurance recoverable balance is more effectively compared to the September 30, 1998 balance of $235,826. This is primarily due to the cyclical nature of the crop business. Of the total reinsurance recoverable balance, $217,532 and $155,460 pertain to crop business as of September 30, 1999 and 1998, respectively. Reinsurance recoverables are up in 1999 due to an increased percentage of ceded business in 1999 with regard to a quota share treaty. Reinsurance recoverables on nonstandard auto decreased from $47,920 to $1,910 for the period from September 30, 1998 to the current year to date due to the commutation of a quota share treaty.

Prepaid reinsurance premiums were $29,466 and $31,172 as of September 30, 1999 and December 31, 1998, respectively. This prepaid balance is more effectively compared to the September 30, 1998 prepaid reinsurance balance of $42,693. The prepaid reinsurance balance is affected also by the cyclical nature of the crop business reinsured. Crop prepaid reinsurance premiums totaled $29,169 and $24,681 as of September 30, 1999 and 1998, respectively. Prepaid reinsurance premiums on nonstandard auto decreased from $8,368 at September 30, 1998 to $-0-at September 30, 1999 due to the commutation of a quota share treaty arrangement in the second half of 1998.

Deferred Policy Acquisition Costs
Deferred policy acquisition costs were $12,399 and $16,332 as of September 30, 1999 and December 31, 1998, respectively. Although these costs are comparable, the Company feels the ratio of DAC to net unearned premium would be more comparable using prior year to date comparisons. Deferred acquisition costs as of September 30, 1998 were $14,423. Deferred acquisition costs were primarily composed of deferred acquisition costs on nonstandard auto of $12,068 and $12,192, respectively at September 30, 1999 and September 30, 1998, respectively. Deferred policy acquisition costs for nonstandard auto as compared with nonstandard net unearned premiums of $86,192 and $81,263 were 14.0% and 15.0% as of the above dates, respectively. Deferred acquisition costs for crop were $331 and $474, respectively at September 30, 1999 and 1998, which are comparable from one year to another. The ceded deferred costs are no longer applicable in 1999 due to commutation of a quota share treaty.

Federal Income Taxes
Federal income taxes recoverable of $11,708 and $12,672 at September 30, 1999 and December 31, 1998 are based on amounts recoverable from the 1996 and 1997 tax year due to tax losses generated in 1998 and through September 30, 1999.

The deferred income tax asset balance of $12,002 as of September 30, 1999 has increased from $5,635 at September 30, 1998 and $5,146 at December 31, 1998 because of higher unearned premiums, changes in the unrealized gain or loss in investments and an increase in loss reserve.

Fixed  Assets
Property and Equipment, net of accumulated depreciation has increased $3,153 over year end 1998. This increase is primarily due to the capitalization of various systems implementation and hardware costs, primarily in the nonstandard auto segment.

Intangible  Assets
The balance in the Intangible Assets has decreased from year end 1998 due to amortization expense. Intangible assets include goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest in GGSH and NACU, debt or preferred security issuance costs and organizational costs.

Loss and Loss Adjustment Expense Reserves
Total loss and loss adjustment expense reserves increased from $200,972 as of December 31, 1998, to $330,521 as of September 30, 1999. The total increase in loss and loss adjustment expense reserves is approximately $129.5 million.

Nonstandard auto reserves declined $2.1 million during 1999 resulting from the Company's premium decrease. Reserves for crop insurance increased $131.7 million from December 31, 1998, due to the seasonal nature of the business. Crop insurance reserves will decline to comparable December 1998 levels as claims are settled during fourth quarter.

Unearned Premium
The unearned premium reserve increased by $6,655 from December 31, 1998 to September 30,1999. Gross unearned premium was $117,319 and $110,664 as of September 30, 1999 and December 31, 1998. However, this unearned premium balance is more effectively compared to the September 30, 1998 balance of $141,161 due to the cyclical nature of the crop business. Unearned for the crop business is impacted by the cyclical nature of the business. Crop unearned as of September 30, 1999 and September 30, 1998 was $30,830 and $35,062, respectively. Crop unearned decreased by $4,232 or 12.1% from September 30, 1998 to September 30, 1999. This was primarily due to a decrease in crop hail written premium of 7.9% for the same period. Unearned on nonstandard auto decreased $10,263 or 10.6% for the same period. This was primarily due to a decrease in nonstandard premiums written of 9.3% for the respective quarters ended September 30. Unearned for nonstandard auto was $86,192 and $96,455 as of September 30, 1999 and September 30, 1998.

Reinsurance Payables
Reinsurance payables increased by $59,930 from December 31, 1998 to September 30, 1999 due to the cyclical nature of the crop business. Crop receivables increased from year end by $73,544 through September 30, 1999. Nonstandard auto decreased by $13,565 to $130 from December 1998 due a commutation of a quota share reinsurance treaty.

Notes Payable
IGF depends upon the IGF Revolver to meet its seasonal needs for liquidity. This line of credit has been extended through December 15, 2000. At December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 the outstanding balance was $12,000, $1,989, $11,767 and $5,966, respectively. This line is collateralized by the crop-related uncollected premiums, reinsurance recoverable on paid losses, FCIC annual settlement, and a first lien on the real estate owned by IGF. The IGF Revolver contains certain covenants which (i) restrict IGF's ability to accumulate common stock; (ii) set minimum standards for investments and policyholder surplus; and (iii) limit ratio of net written premiums to statutory surplus. At September 30, 1999, IGF was not in compliance with a minimum statutory surplus covenant. However, IGF has received a waiver from the bank for September 30, 1999. IGF does expect to meet the minimum statutory surplus covenant at year-end.

The average interest rate on the IGF Revolver was 7.81% for the nine months ended September 30, 1998 and 6.83% for the nine months ended September 30, 1999.

Notes payable also includes a $1,000 note due 2001 on the purchase of NACU which bears no interest. The balance of notes payable at December 31, 1998 includes three smaller notes (less than $300 each) assumed in the acquisition of NACU which have various due dates from 2002 to 2006 with periodic payments at interest rates ranging from 7% to 9.09%.

Other Liabilities
Other liabilities increased by $13,074 from December 31, 1998 to September 30, 1999. However, payables as of September 30, 1998 of $18,630 are comparable to payables of $29,843 as of September 30, 1999. The payables tend to be higher at September 30 due to cyclical nature of the crop business and the related overall effect on cash flow in the consolidated business.

Shareholders'  Equity
Stockholders' Equity has decreased $34,062 from December 31, 1998. This decrease is the result of a net loss of $29,880 for the nine months ended September 30, 1999 and the increase in unrealized losses on investments, net of deferred taxes, of $4,182.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated total assets of $735,222 at September 30, 1999 increased $165,785 from $569,437 as of December 31, 1998. The primary reason for this increase was an increase in receivable balances which are impacted by the cyclical nature of the crop/hail business. Typically crop/hail receivables are high as of September 30.

As of September 30, 1999, the Company had $28,091 of cash, cash equivalents and short-term investments available to meet short-term operating cash needs. This was a decrease of $6,215 and $11,952 over the December 31, 1998 and September 30, 1998 balances.

The Company's portfolio of fixed maturities reduced to $172,502 at September 30, 1999 from $191,002 and $181,310 at December 31, 1998 and September 30, 1998, as
a result of the sale of fixed maturities to fund operating losses.

Net cash used in operating activities to September 30, 1999 aggregated $646 compared to cash provided from operations of $13,711 in 1998 due to the effect of operating losses offset by net cash from changes in operating assets and liabilities.

Net cash used in investing activities of $2,734 for the nine months ended September 30, 1999 compares to $24,300 for the comparable period in 1998. Such decrease was due primarily to the net investment purchase activity in 1998.

Overall, operating cash flow combined with the availability of short term investments and the liquidation of certain fixed maturity investments continues to be adequate to meet policyholders needs for claims.

The crop segment also has the ability to retain MPCI premium funds collected October through December of 1999 til March of 2000 at a 15% interest rate if needed.

The IGF Revolver has been extended through December 15, 2000. At December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 the outstanding balance was $12,000, $1,989, $11,767 and $5,966, respectively.

The nonstandard automobile insurance subsidiaries' primary sources of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, operating expenses (primarily management fees), commissions, dividends and the purchase of investments. There is variability to cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims without forced sales of investments.

Cash flows in the Company's MPCI business differ from cash flows from certain more traditional lines. The Company pays insured losses to farmers as they are incurred during the growing season, with the full amount of such payments being reimbursed to the Company by the federal government within three business days. MPCI premiums are not received from farmers until covered crops are harvested. Such premiums are required to be paid in full to the FCIC by the Company, with interest, if not paid by a specified date in each crop year.

The Trust Indenture for the Preferred Securities contains certain preventative covenants. These covenants are based upon the Company's Consolidated Coverage Ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) whereby if the Company's EBITDA falls below 2.5 times Consolidated Interest Expense (including Preferred Security distributions) for the most recent four quarters the following restrictions become effective:

   - The Company may not incur additional Indebtedness or guarantee additional Indebtedness.
   - The Company may not make certain Restricted Payments including loans or advances to affiliates, stock repurchases and a limitation on the amount of dividends is inforce.
   - The Company may not increase its level of Non-Investment Grade Securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These restrictions currently apply as the Company's Consolidated Coverage Ratio was (2.9x) through September 30, 1999 and will continue to apply until the Company's Consolidated Coverage Ratio is in compliance with the terms of the Trust Indenture. This does not represent a Default by the Company on the Preferred Securities. The Company is in compliance with these preventative covenants as of September 30, 1999.

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

The Company has four primary locations where Y2K issues have the potential to significantly impact the Company's operations. These locations are Indianapolis, Indiana; Atlanta, Georgia; Tampa, Florida and Des Moines, Iowa. Give the nature of the Company structure, the issues relating to Tampa will be grouped together with those of the Company's Atlanta operations and will be referred to as "Atlanta" issues.

The Company's location in Des Moines, Iowa primarily administers the Company's crop insurance business, which on a premium volume basis, represents roughly 50% of the Company's total business. The Company's corporate headquarters is located in Indianapolis and the Company's Indianapolis location also houses nonstandard automobile business operations which, on a premium volume basis, account for roughly 25% of the Company's nonstandard automobile business. The Company's Atlanta location (including Tampa), administers the remainder of the Company's nonstandard automobile business.

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

Readiness

                          Corporate Wide Infrastructure
The Company relies on third party vendors for many things, such as electric utility supply, water, telephone service, banking services, investment management and reinsurance, among other things. The Company began inquiring of such third party infrastructure vendors regarding their Y2K readiness in July 1998. These inquiries took the form of written requests for responses from such third party vendors, which would detail their Y2K preparedness. The Company has received written assurance from each of its material third party infrastructure vendors that their respective Y2K preparations are complete and that the Company should not anticipate a material disruption in service from such infrastructure vendors.

Further, the Company has examined its internal infrastructure systems (e.g. telephone system, HVAC, security systems) and has successfully completed the necessary remediation of such internal infrastructure system.

The Company has also prepared and implemented documented standards with respect to all new equipment purchases and the Company now receives a letter of certification from the manufacturers of such equipment that their products are Y2K compliant.

                                   Des Moines
The Company's Des Moines location has completed its Y2K Project and its preparation is now complete.

                                     Atlanta
The Company has replaced its policy administration and claims systems by converting to Y2K compliant systems. These new policy administration and claims systems are currently operational for all new business written by the Company's Atlanta facility. There are, however, approximately 8,000 insurance policies which are currently maintained on a non-Y2K compliant policy administration system provided by an unrelated third party. The policies maintained on this non-Y2K compliant system represent less than ten percent of the policies currently administered by the Company's Atlanta operations. Given the nature of the policy term of these 8,000 insurance policies, the Company expects the policies to be beyond their term as of December 31, 1999, and it is the Company's intention that if such policies are quoted for renewals, if any, that such renewals will be processed on Atlanta's Y2K compliant policy administration system. The Company has arranged for an unrelated third party to store inactive policy data while providing the Company access to such data on a fee basis. Ongoing operations of the Company will not be affected by the warehousing of such inactive policy data. All open claims are currently being administered on Atlanta's Y2K compliant claims system.

The Company's Atlanta operation must migrate historical data from its non-Y2K compliant legacy systems (policy administration and claims). The data requirements of both the legacy system and the Company's new Y2K compliant policy administration and claims system have been identified and the data differences between such systems have also been identified. The Company has developed the program logic to move historical claims information to its Y2K compliant platform and is in the process of doing so.

                                  Indianapolis
The Company anticipated that the conversion of its non-Y2K compliant policy administration system would be completed by June 30, 1999. However, in early June 1999 the Company determined that it would reap significant future operational efficiencies by installing the Company's Y2K compliant policy administration system from its Atlanta operations in Indianapolis. In addition to significant operational efficiencies, the Company determined that it would reap significant benefits from having all of its automobile insurance operations on the same policy administration system. Therefore, the Company's prior effort with respect to conversion of its Indianapolis policy administration system was discontinued.

Given the fact that the Company's Indianapolis and Atlanta locations do not service the same states, for the necessary policy administration conversions to occur, variations which are unique to each state with which the Indianapolis location deals must be separately programmed into the Y2K compliant policy administration system being imported from the Company's Atlanta location.
Currently, programming is underway to add the various state-specific requirements of those states with which the Indianapolis location deals. The Company anticipates that, as soon as each state's programming is completed, it will be brought on-line while programming continues on other Indianapolis states. The Company believes that such state specific programming will be completed (including testing) by December 27, 1999. The hardware necessary for the Company's Indianapolis policy administration conversion has been acquired and is Y2K compliant.

The Company has completed installation of its Y2K compliant Atlanta claims system in its Indianapolis location and, as of August 1998 began administering all new claims in its Indianapolis location on this new Y2K compliant system.

The Company recognizes the challenges it faces regarding the completion of the installation of the Atlanta policy administration system in Indianapolis, the conversion of the Indianapolis policy administration data to a Y2K compliant platform and the conversion of those claims, which are currently maintained on a non-Y2K compliant platform to the Company's new Y2K compliant claims system. Recognizing those challenges, the Company developed an alternative plan with respect to its legacy systems, whereby the Company has upgraded its hardware and operating software and has completed the remediation of its current policy administration software and is presently in the final testing phase. The Company is currently proceeding with the development, both of its primary effort as well as this alternative. The Company estimates that this alternative will be complete and operational by November 30, 1999. There can, however, be no assurance that the Company will have completed any of the steps outlined with respect to the Indianapolis portion of the Project by the dates noted or that it will have completed the necessary Indianapolis Project by December 31, 1999.

Year 2000 Costs

The Company considers the costs associated with the Project to be material. The Company estimates that, to date, it has spent approximately $8.3 million towards completion of the Project of which $7.0 million has been capitalized for hardware and new software purchased and installed by outside vendors. In 1996, the Company began several projects to replace hardware and software systems. The intention of the new systems was to improve transaction processing and the Company's expense ratio rather than any Year 2000 issue. The Company estimates that it has expensed $1.3 million for costs to prepare systems for the year 2000. Further, the Company estimates that approximately $1.0 million of additional funds will be required to complete the Project. The Company anticipates that it will pay for these costs from current funds.

Risks

Given its state of preparedness, the Company does not feel that there are material Y2K related risks with respect to either its Des Moines facility or the services to be provided by third party infrastructure vendors. Further, the Company does not feel that there is a material risk to its business or operations from Y2K issues associated with internal infrastructure.

                             Des Moines and Atlanta
With respect to the Company's Des Moines and Atlanta locations the most reasonably likely worst case scenario would be a telephone or power failure. If this were to occur, the Company would execute our contingency plan. See the contingency plan below.

                                  Indianapolis
The  most  reasonably  likely  worst  case  scenario   involving  the  Company's
Indianapolis operations is that the Company is unable to complete the installation of its Y2K compliant policy administration system and fails to successfully convert policy administration from its non-Y2K complaint legacy policy administration system, which the Company does not consider to be the case. If this were to occur, the Company would be unable to process roughly 25% of its nonstandard automobile insurance business and it would lose the ability to administer existing policies in an automated environment.

                                     General
In the event that the Company's efforts are unsuccessful and/or that one or more of the Company's critical internal systems should not properly recognize January

1, 2000 and subsequent dates, the following could occur, any of which could have a material adverse impact on the operations of the Company;

 - Service to the Company's customers in the Indianapolis operations could deteriorate to the point that a substantial number of the Company's customers move their business to another company;
 - The Company may be unable to process its new business in the Indianapolis operations or pay certain older claims in a cost effective manner;
 - The Company may be unable to fulfill, on a timely basis, its obligations to its customers, regulatory authorities, and/or contingencies;
 - The Company may be unable to fulfill, on a timely basis, various contractual obligations; and
 - The Company may suffer unintended, indirect consequences in that efforts to deal with issues caused by the failure to complete the Project may divert resources from other area or phases of the Company's operations.

Contingency Plans

The Company has assessed the feasibility of other alternatives to its stated plan and is developing a contingency plan for each of the Des Moines, Atlanta and Indianapolis locations. The Company is currently in the process of documenting the plans and expects that the contingency plans for each of its locations will be in place by December 31, 1999. The Des Moines location can not complete its contingency plan until FCIC issues its instructions for crop insurers system contingency. It is expected that the FCIC will publish its instructions no later than the first week of December 1999.

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information related to Qualitative and Quantitative Disclosures about Market Risk was included under Item 1. Business in the December 31, 1998 Form 10-K. No material changes have occurred in market risk since this information was disclosed in the December 31, 1998 Form 10-K.

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

                 IGF  is a  party  to a number  of  pending  legal proceedings
                 relating   to  the   AgPI(R)  agricultural   business
                 interruption policies sold by IGF during 1998. See Note 9 to the consolidated financial statements. IGF is a defendant in six lawsuits now pending in California state court (King and Fresno counties) and is a defendant in counterclaims filed in two declaratory judgment actions that were brought by IGF in federal district court in California. In addition, IGF is a party to arbitration proceedings involving seven AgPI(R) policyholders. The first of these proceedings was commenced in July 1999. All of these proceedings remain in an early stage and hearings on the merits are not expected to occur until next year.

                 The policyholders involved in these proceedings have asserted that IGF is liable to them for the face amount of their policies, an aggregate of approximately $41 million, plus an unspecified amount of punitive damages and attorney's fees. As of September 30, 1999, IGF had paid an aggregate of approximately $10 million to the policyholders involved in these legal proceedings. The Company believes that it has meritorious defenses to any claims in excess of the amounts it has already paid and that the loss payments made and LAE reserves established with respect to the AgPI(R) claims as of September 30, 1999, are adequate with regard to all of the AgPI(R) policies sold. However, there can be no assurance that the Company's ultimate liability with respect to these and any future legal proceedings involving AgPI(R) policies will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 2.          CHANGES IN SECURITIES
                  None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.          SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.          OTHER INFORMATION
                  None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 The Company filed an 8-K on October 22, 1999 regarding changes in registrants certifying accountants. An 8-K/A was filed on November 1, 1999 regarding additional information on the Company's changes in registrants certifying accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 22, 1999                  By: /s/ Douglas H. Symons
                                              Douglas H. Symons
                                              Chief Operating Officer



Dated: November 22, 1999                  By: /s/ Bruce K. Dwyer
                                              Bruce K. Dwyer
                                              Vice President and
                                              Chief Financial Officer