Form 10-Q
period 2000-03-31
SYMONS INTERNATIONAL GROUP INC
filed 2000-05-15
CIK 1013698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          Mark One

             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                         Commission File Number: 0-29042

                        SYMONS INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

INDIANA                                                             35-1707115

(State or other jurisdiction                               (I.R.S. Employer
of incorporattion or organizaiton)                         Identification No.)


                               4720 Kingsway Drive

                           Indianapolis, Indiana 46205

                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (317) 259-6400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 1, 2000, there were 10,385,399 shares of Registrant's $1.00 par value common stock issued and outstanding.

                                 FORM 10-Q INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2000


Page

Number

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Financial Statements:
           Consolidated Balance Sheets at March 31, 2000
           (unaudited) and December 31, 1999.................................  3

           Unaudited Consolidated Statements of Earnings for the Three Months Ended

           March 31, 2000 and 1999...........................................  4

           Unaudited Consolidated Statements of Cash Flows for the

           Three Months Ended March 31, 2000 and 1999 .......................  5

           Condensed Notes to Unaudited Consolidated Financial

           Statements........................................................  6

Item 2     Management's Discussion and Analysis of Financial

           Condition and Results of Operations............................... 12

Item 3     Quantitative and Qualitative Disclosures About Market Risk........ 21

PART II    OTHER INFORMATION................................................. 21

SIGNATURES      ............................................................. 23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)


                                                                                 March 31,       December 31,
                                                                                   2000               1999
                                                                                (Unaudited)
ASSETS

Investments
Available for sale:

    Fixed maturities, at market                                                   $158,303           $166,748
    Equity securities, at market                                                    12,918             13,425
    Short-term investment, at amortized cost which approximates market              19,322             21,820
Mortgage loans, at cost                                                              1,960              1,990
Other                                                                                  996                945
        Total Investments                                                          193,499            204,928
Investment in and advances to related parties                                        1,008              1,462
Cash and cash equivalents                                                            4,266              3,097
Receivables, net of allowance for doubtful accounts                                125,492             86,450
Reinsurance recoverable on paid and unpaid losses, net                              47,319             98,258
Prepaid reinsurance premiums                                                        94,230             10,463
Federal income taxes recoverable                                                        --              6,820
Deferred policy acquisition costs                                                   12,490             13,920
Deferred income taxes                                                                   --                 --
Property and equipment, net of accumulated depreciation                             21,248             21,936
Intangible assets                                                                   43,808             43,221
Other assets                                                                         9,178              9,256
           TOTAL ASSETS                                                           $552,538           $499,811

LIABILITIES

Losses and loss adjustment expense reserves                                       $170,332           $214,948
Unearned premiums                                                                  165,839             90,008
Reinsurance payables                                                                82,563             35,850
Notes payable                                                                        3,735             16,929
Distributions payable on preferred securities                                        8,073              4,809
Other                                                                               17,384             27,247
           TOTAL LIABILITIES                                                       447,926            389,791

Commitments and contingencies:
Minority interest:
Company obligated mandatorily redeemable preferred stock of trust
subsidiary holding solely parent debentures                                        135,000            135,000

STOCKHOLDERS' (DEFICIT)
Common Stock                                                                        38,136             38,136
Additional paid-in capital                                                           5,851              5,851
Unrealized gain (loss) on investments                                               (4,928)            (4,898)
Retained (deficit)                                                                 (69,447)           (64,069)
           TOTAL STOCKHOLDERS' (DEFICIT)                                           (30,388)           (24,980)
           TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIT)                         $552,538           $499,811


See condensed notes to consolidated financial statements


SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)


                                                                                      Three Months Ended
                                                                                          March 31,

                                                                                   2000               1999

Gross premiums written                                                            $144,219           $152,022
Less ceded premiums                                                               (106,180)           (76,723)
Net premiums written                                                                38,039             75,299
Change in net unearned premiums                                                      7,936            (10,962)
Net premiums earned                                                                 45,975             64,337
Fee income                                                                           3,775              4,463
Net investment income                                                                3,040              3,289
Net realized gain (loss)                                                               365             (1,382)
        Total Revenues                                                              53,155             70,707

Loss and loss adjustment expenses                                                   39,659             56,487
Policy acquisition and general and administrative expenses                          14,390             11,892
Interest expense                                                                       203                 74
Amortization of intangibles                                                            530                605
    Total Expenses                                                                  54,782             69,058
    Earnings (loss) before income taxes and minority interest                       (1,627)             1,649
Provision (benefit) for income taxes                                                   487               (491)
    Net earnings (loss) before minority interest                                    (2,114)             2,140
Minority interest:
Distributions on preferred securities                                                3,264              3,162
    Net (loss)                                                                     $(5,378)           $(1,022)
Other comprehensive earnings

    Net  (loss)                                                                    $(5,378)           $(1,022)
    Change in unrealized gains (losses) on securities                                  (30)            (1,380)
Comprehensive  (loss)                                                              $(5,408)           $(2,402)

Net  (loss) per share - basic                                                        $(0.52)           $(0.10)
Net  (loss) per share - fully diluted                                                $(0.52)           $(0.10)
Weighted average shares outstanding :
    Basic                                                                           10,385             10,385
    Fully diluted                                                                   10,385             10,385



See condensed notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                      Three Months Ended
                                                                                          March 31,

                                                                                   2000               1999

Cash Flows from Operating Activities:
    Net  (loss) for the period                                                     $(5,378)           $(1,022)
    Adjustments to reconcile net earnings to net cash provided from operations:
        Depreciation and amortization                                                2,073              1,364
        Deferred income tax (benefit) provision                                         --              3,319
        Net realized (gain) loss                                                      (366)             1,382
Net changes in operating assets and liabilities:

    Receivables                                                                    (39,042)           (68,479)
    Reinsurance recoverable on paid and unpaid losses, net                          50,939             10,085
    Prepaid reinsurance premiums                                                   (83,767)           (50,077)
    Deferred policy acquisition costs                                                1,430              1,425
    Other Assets                                                                      (754)            (3,907)
    Losses and loss adjustment expenses                                            (44,616)           (23,166)
    Unearned premiums                                                               75,832             65,357
    Reinsurance payables                                                            46,713             77,168
    Distribution payable on preferred securities                                     3,264             (3,250)
    Federal income taxes                                                             6,820             (6,141)
    Other liabilities                                                               (9,679)             7,406
NET CASH PROVIDED FROM OPERATIONS                                                    3,469             11,464
Cash flow used in investing activities:
    Net (purchases) sales of short-term investments                                  2,498             (2,428)
    Purchases of fixed maturities                                                      (75)           (75,340)
    Proceeds from sales, calls and maturities of fixed maturities                    9,675             67,429
    Purchase of equity securities                                                   (2,009)              (944)
    Proceeds from sales of equity securities                                         1,544                 22
    Purchases of property and equipment                                               (716)              (976)
    Purchase of real estate                                                             --                 (7)
    (Purchases) sales of other investments                                             (27)              (243)
NET CASH FROM (USED IN) INVESTING ACTIVITIES                                        10,890            (12,487)
Cash flow provided from/(used in) financing activities:
    Cost of shares acquired                                                                                --
    Payments on notes payable                                                      (13,194)            (9,224)
    Loans from (repayments to) related parties                                           4               (180)
NET CASH (USED IN) FINANCING ACTIVITIES                                            (13,190)            (9,404)
Increase (decrease) in cash and cash equivalents                                     1,169            (10,427)
Cash and cash equivalents, beginning of period                                       3,097             14,800
Cash and cash equivalents, end of period                                            $4,266             $4,373



See condensed notes to consolidated financial statements

                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                    For The Three Months Ended March 31, 2000

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The financial statements included in this report are the consolidated financial statements of Symons International Group, Inc. and its subsidiaries (the "Company"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K. Results for any interim period are not necessarily indicative of results to be expected for the year.

2.       Supplemental Cash Flow Information

         Cash payments of interest were $581,000 and $311,000 for the three months ended March 31, 2000 and 1999, respectively. Cash received related to refund Federal Income taxes was taxes were $6,586,000 and $6,548,000 for the first three months of 2000 and 1999, respectively.

3.       Notes Payable

         IGF Insurance Company, the Company's subsidiary ("IGF"), has a revolving bank line of credit (the "IGF Revolver"). During the first quarter 2000 the maximum amount that could be borrowed under the IGF Revolver was reduced from $15,000,000 to $8,000,000 and it was extended through December 15, 2000. As of April 1, 2000, the entire line of credit was available to IGF. This line is collateralized by receivables and real property. The IGF Revolver contains certain covenants which
         (i) restrict IGF's ability to accumulate common stock; (ii) set minimum standards for investments and policyholder surplus; and (iii) limit the ratio of net written premiums to statutory surplus. At March 31, 2000, IGF was not in compliance with a minimum statutory surplus covenant; however, IGF has received a waiver from the bank for the period ending March 31, 2000. Although the Company believes it will be able to obtain waivers from the bank as necessary in the future, there can be no assurance thereof.

         The average interest rate on the IGF Revolver was 6.75% for the three months ended March 31, 1999 and 7.91% for the three months ended March 31, 2000.

         Notes payable also includes a $1,000,000 note due 2001 on the purchase of North American Crop Underwriters, Inc. ("NACU") at no interest. The balance of notes payable at March 31, 2000 includes three smaller notes (less than $300,000 each) assumed in the acquisition of NACU which have various due dates from 2002 to 2006 with periodic payments at interest rates ranging from 7% to 9.09%.

4.       Preferred Securities

         The preferred securities represent company-obligated mandatorily redeemable preferred securities of a trust subsidiary (the "Preferred Securities") holding solely parent debentures which have a term of 30 years with semi-annual interest payments commencing February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years. The Company deferred the semi-annual interest payment that was due February 2000. Under the terms of the indenture, the Company is permitted to defer such payment for up to five years.

         The indenture for the Preferred Securities contains certain restrictive covenants. Some of these covenants are based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") whereby if the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters the following restrictions become effective:

o The Company may not incur additional indebtedness or guarantee additional indebtedness.

o The Company may not make certain restricted payments including loans or advances to affiliates, stock repurchases and a limitation on the amount of dividends is inforce.

o The Company may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

         These restrictions currently apply as the Company's consolidated coverage ratio was (5.00) as of March 31, 2000, and will continue to apply until the Company's consolidated coverage ratio exceeds the amount set forth in the indenture. The Company is in compliance with the additional restrictions and is not in default in its obligations with the regard to the Preferred Securities.

5.       Regulatory Affairs

         As previously reported, Pafco General Insurance Company ("Pafco") has agreed to an order under which the Indiana Department of Insurance ("IDOI") may monitor more closely the ongoing operations of Pafco due to the risk-based capital ratio being below the Company action level using the National Association of Insurance Commissioners ("NAIC") guidelines and applicable law. This order remains in effect. Pafco's inability or failure to comply with this order could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. The final report has not yet been issued by the IDOI on its previously disclosed target examination of Pafco, covering loss reserves, pricing and reinsurance and no action was taken thereon.

         Pafco has also agreed with the Iowa Department of Insurance ("IADOI") to (i) limit its policy counts on automobile business in Iowa and (ii) provide the IADOI with policy count information on a monthly basis until June 30, 2000 and thereafter on a quarterly basis.

         In addition Pafco has agreed to provide monthly financial information to other departments of insurance in states in which it writes business.

         As previously disclosed, with regard to IGF and as a result of the losses experienced by IGF in the crop insurance operations, IGF has agreed with the IDOI to provide monthly financial statements to the IDOI, consult monthly with the IDOI, and to obtain prior approval for affiliated party transactions. IGF is currently in compliance with its agreement to provide monthly financial statements to the IDOI.

         IGF has agreed with the IADOI that it will not write any nonstandard business, other than that which it is currently writing until such time as IGF has: (i) increased surplus; (ii) a net written premium to surplus ratio of less than three to one; and (iii) surplus reasonable to its risk.

         The Florida Department of Insurance ("FDOI") has concluded its examinations of Superior Insurance Company ("Superior") with regard to review of systems and year 2000 compliance. No significant action was taken by the FDOI as a result of these examinations. The FDOI's financial review of Superior for the year ended December 31, 1999 is ongoing, and Superior is maintaining ongoing discussions with the FDOI regarding reserve levels, financial review and reporting, and other issues. Superior has also agreed with the Arizona Department of Insurance to provide it with monthly financial statements.

         The Company's operating subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the IDOI, the FDOI, the insurance regulators of other states in which the subsidiaries write business, and in the case of IGF, the Federal Crop Insurance Corporation ("FCIC"). The Company is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators and, in the case of IGF, the FCIC, primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve outstanding issues with the IDOI, the FDOI and other regulators in a manner satisfactory to the Company could result in future regulatory actions or proceedings that materially and adversely affect the Company.

6.       Commitments and Contingencies

         As previously reported, a complaint for a class action alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. The Company intends to vigorously defend the claims brought against it. No material developments have occurred since last reported.

         As previously reported, the California Department of Insurance ("CDOI") has advised the Company that it is reviewing a possible assessment which could total $3,000,000. As the ultimate outcome of this potential assessment is not deemed probable, the Company has not accrued any amount in its consolidated financial statements. Although the assessment has not been formally made by the CDOI at this time, the Company will vigorously defend any potential assessment and believes it will prevail. No material developments have occurred since last reported.

         As previously reported, IGF is a party to a number of pending legal proceedings relating to a product sold in 1998 (AgPI) which has since been discontinued. Approximately $22,400,000 was paid through March 31, 2000. A reserve of $12,100,000 remains. No material developments have occurred since last reported.

         As previously reported, two assertions have been made in Florida alleging that service charges or finance charges are in violation of Florida law. The plaintiffs are attempting to obtain class certification in these actions. The Company believes that it has substantially complied with the premium financing statute and intends to vigorously defend any potential loss. No material developments have occurred since last reported.

         The Company and its subsidiaries are named as defendants in various lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. These actions were considered by the Company in establishing its loss reserves. The Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position.

         The Company is a joint and several guarantor in a $7,250,000 debt collateralized by operating assets held in an entity in which the Company is a 50% owner. The estimated fair market value of the assets approximates the debt.

7.       Loss Development on Prior Accident Years

         During the first quarter of 2000 the Company experienced favorable development on its year end 1999 loss and loss adjustment expense ("LAE") reserves for the nonstandard auto operation in the amount of $300,000. As the result of favorable settlement of outstanding claims on surplus line policies, the Company experienced favorable development of $100,000 and this amount is included in the results of the Company's nonstandard auto segment. In total, the Company's results for nonstandard auto include favorable development on prior accident years of $400,000.

         During the same time period the Company experienced favorable development on its year end crop insurance reserves in the amount of $600,000. Although the aggregate reserve development was favorable, the Company experienced an adverse loss reserve development of $700,000 on crop hail and named peril claims caused by claims reported late. This was offset by a catastrophic coverage ("CAT") and multiple-peril crop insurance ("MPCI") LAE reimbursement of $1,300,000 for the Company's handling of 1999 MPCI and CAT claims.

8.

Segment Disclosures

         The Company has two reportable segments based on products: nonstandard automobile insurance and crop insurance. The nonstandard automobile segment offers personal nonstandard automobile insurance through a network of independent general agencies. The crop segment writes MPCI and crop hail insurance through independent agencies with its primary concentration in the midwest. The accounting policies of the segments are the same as those described in the December 31, 1999 annual report in "Nature of Operating and Significant Accounting Policies." There are no significant intersegment transactions. The Company evaluates performance and allocates resources to the segments based on profit or loss from operations before income taxes.

         The following is a summary of the Company's segment data and a reconciliation of the segment data to the Consolidated Financial Statements. "Corporate and Other" includes operations not directly related to the reportable business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt and unallocated overhead expenses). Segment assets are those assets in the Company's operations in each segment. "Corporate and Other" assets are principally cash, short-term investments, related party assets, intangible assets, and property and equipment.

9.           Reclassifications

         Certain prior period amounts have been reclassified to conform with current year presentation.


         The following tables show financial data by segment (in thousands):

                                                                                      Three Months Ended
                                                                                          March 31,

                                                                                   2000               1999

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS
    Gross premiums written                                                         $59,569            $61,171
    Net premiums written                                                            30,469             73,687
    Net premiums earned                                                             43,041             65,396
    Fee income                                                                       3,934              4,521
    Net investment income                                                            2,860              3,164
    Net realized gain (loss)                                                           365             (1,382)
        TOTAL REVENUES                                                              50,200             71,699
    Losses and loss adjustment expense                                              37,219             51,313
    Policy acquisition and general and administrative expenses                      17,560             19,595
        TOTAL EXPENSES                                                              54,779             70,908
    Earnings (loss) before income taxes                                            $(4,579)              $791
GAAP RATIOS (Nonstandard Automobile Only):
    Loss and LAE Ratio (2)                                                              86.5%              78.5%
    Expense ratio, net of billing fees (3)                                              31.7%              23.0%
    Combined ratio (4)                                                                 118.2%             101.5%

CROP INSURANCE OPERATIONS:
    Gross premiums written                                                         $84,360            $90,723
    Net premiums written                                                             7,570             $1,613
    Net premiums earned                                                              2,934            $(1,060)
    Fee income                                                                        (159)               (59)
    Net investment income                                                              126                 57
    Net realized capital gain (loss)                                                    --                 --
        TOTAL REVENUES                                                               2,901             (1,062)
    Losses and loss adjustment expenses                                              2,440              5,174
    Policy acquisition and general and administrative expenses(1)                   (3,792)            (8,008)
    Interest and amortization of intangibles                                           243                169
        TOTAL EXPENSES                                                              (1,109)            (2,665)
    Earnings (loss) before income taxes                                             $4,010             $1,603

(1)   Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.
(2)   Loss and LAE ratio:  ratio of loss and LAE  incurred during the period, as a percentage of net premium earned.
(3)   Expense ratio, net of billing fees:  ratio of policy acquisition and general and administrative  expense less fee income, as a percentage of net premium earned.
(4)   Combined ratio:  sum of the loss and LAE ratio plus the expense ratio net of billing fees.


                                                                               Three Months Ended
                                                                                   March 31,

                                                                             2000           1999
         Earnings (loss) before income taxes and minority interest:

             Nonstandard automobile                                        $(4,579)            $791
             Crop                                                            4,010            1,603
                 Segment totals                                               (569)          $2,394
             Corporate and other                                            (1,058)            (745)
                 Consolidated totals                                       $(1,627)          $1,649

                                                                           March 31,    December 31,
                                                                             2000           1999
         Segment assets:
             Nonstandard automobile                                        $258,323        $229,640
             Crop                                                           189,681         145,622
             Corporate and other                                            104,534         124,549

         Total assets of the crop business are subject to normal cyclical fluctuations.


9.       Earnings Per Share

         Basic and diluted net earning (loss) per share are computed by dividing net earnings (loss) as reported by the average number of shares outstanding as follows:


                                                                             Three Months Ended
                                                                                  March 31,

         (in thousands)                                                      2000          1999

         Basic:
           Weighted-average common shares outstanding                          10,385        10,385

         Diluted:
           Weighted-average common shares outstanding                          10,385        10,385
           Dilutive effect of stock options                                        --            --

         Average common shares outstanding assuming dilution                   10,385        10,385


         The Company has 147,333 stock options outstanding as of March 31, 2000. The weighted average common shares outstanding on a basic and a fully diluted basis are the same because of the net losses in 1999 and 2000.

10.      Subsequent Events

         Effective April 1, 2000, the new and renewal nonstandard auto premium written by IGF will no longer be reinsured by Pafco.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

Symons International Group, Inc. ("Company") owns insurance companies which underwrite and market nonstandard private passenger automobile insurance and crop insurance. The Company's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"). The Company is approximately a 67% subsidiary of Goran Capital Inc. ("Goran").

Nonstandard Automobile Insurance Operations

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

Crop Insurance Operations

The two principal components of the Company's crop insurance business are multiple-peril crop insurance ("MPCI") and private named peril crop insurance, primarily crop hail insurance. Crop insurance is purchased by farmers to reduce the risk of crop loss from adverse weather and other uncontrollable events. Farms are subject to drought, floods and other natural disasters that can cause widespread crop losses and, in severe cases, force farmers out of business. Historically, one out of every twelve acres planted by farmers has not been harvested because of adverse weather or other natural disasters. Because many farmers rely on credit to finance their purchases of such agricultural inputs as seed, fertilizer, machinery and fuel, the loss of a crop to a natural disaster can reduce their ability to repay these loans and to find sources of funding for the following year's operating expenses.

The Company generates revenue like other private insurers participating in the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement with the federal government. The Company may also pay a portion of the aggregate loss, in respect of the business it writes, if the losses exceed certain levels. The Company writes MPCI and crop hail insurance through approximately 2,850 independent agencies in 46 states.

The Company's risk in the first two quarters of the year is affected to the following facts: (1) the Company has a large exposure of crops planted in the fall and winter (citrus and nursery in Florida, nursery in Texas, wheat in Kansas), (2) the Company's crop revenue coverage ("CRC") risk which is tied to commodity prices is quantified in July, November and December but is incurred throughout the various growing seasons, (3) the preventative planting risk that the Company incurs on its traditional spring crops, and (4) the planting of its spring crops (corn and soybeans in the Midwest), the majority of which occurs prior to the end of May of any given crop year. Also, MPCI policies are continuous and automatically renew each year unless the insured notifies the Company prior to March 15 of each year.

In addition to MPCI, the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and involves no federal participation. The Company also offers a proprietary product which combines the application and underwriting process for MPCI and hail coverages - HAILPLUS(TM) ("HAILPLUS"). This product tends to produce less volatile loss ratios than the stand alone product since the combined product generally insures a greater number of acres, thereby spreading the risk of damage over a larger insured area. Approximately 37% of the Company's hail policies are written in combination with MPCI. Although both crop hail and MPCI provide coverage against hail damage, the private crop hail coverages allow farmers to receive payments for hail damage which would not be severe enough to require a payment under an MPCI policy. The Company believes that offering crop hail insurance enables it to sell more policies than it otherwise would.

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

The Company has started three new business initiatives related to agriculture risk management: agronomy services, price risk management, and carbon emission reduction credits. Each will provide the opportunity to increase fee revenue. Fee revenue provides the Company with limited risk and high profit margins from its same base of operations and thus contributes to capital and surplus growth. Fee revenue in total is not projected to be more than $2.0 million for 2000.

The crop insurance business is seasonal by geographic region; spring crops in northern and midwestern states, fall crops in southern states such as fruit and nuts, winter crops in coastal states such as California and summer cash crops grown in all states. The Company also insures long term crops such as timber and nurseries. While this seasonality is time specific for each crop, the associated tasks of sales and marketing primarily occur before each respective crop growing season. The customer support, applications and claims processing tasks are time and event driven within the mid to later part of the growing season; many times being finished after the growing season and harvest is completed. The bulk of the loss adjustment activities for the spring and fall crops occur between May and November. These same activities occur for winter crops, such as fruits, in January and February, and for cash crops throughout the year.

Throughout the year the Company provides to its customers services such as education, agronomy training, soil sampling, grid mapping for precision farming, insurance advice and loss adjusting.

FORWARD LOOKING STATEMENTS AND CERTAIN RISKS

All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believe(s)," "plan," "estimate," "expect," "should," "intend," "will" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's crop insurance operations such as weather-related events, final harvest results, commodity price levels, governmental program changes, new product acceptance and commission levels paid to agents; (iii) factors affecting the Company's nonstandard automobile operations such as premium volume and levels of operating expenses as compared to premium volume; and (iv) the factors described in this section and elsewhere in this report.

Losses Have Been Reported and May Continue

The Company has reported net losses on a quarterly basis since the third quarter of 1998. Net losses for the quarter ended in March 31, 2000 totalled ($5,378,000). Losses for the first quarter of 2000 were primarily due to reduced earnings in the nonstandard auto segment. Despite the losses, loss ratios started to improve in the first quarter of the current year for nonstandard auto over the prior quarter. Also, during the first quarter of 2000, the Company experienced favorable development on its loss and loss adjustment expense ("LAE") reserves for accidents occurring in 1999 and prior years. Losses in the current quarter for the nonstandard auto segment were primarily due to decreases in premiums and fee income that exceeded operating expenses. The Company is actively seeking rate increases and implementing other underwriting initiatives and expense reductions which are likely to result in reduced premium volume this year. The nonstandard auto business strategy is to retain only profitable business and reduce expenses proportionately. For first quarter 2000 the crop segment reported pre-tax earnings of approximately $4 million. The crop segment business strategy is to continue focusing on MPCI and named peril insurance, which is primarily crop hail insurance. Although the Company has taken a number of actions to address the factors that have contributed to these past operating losses, there can be no assurance that operating losses will not continue.

Recent and Further Regulatory Actions May Affect the Company's Future Operations

The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the Indiana Department of Insurance ("IDOI"), the Florida Department of Insurance ("FDOI"), the insurance regulators of other states in which the insurance company subsidiaries write business and, in the case of IGF, the Federal Crop Insurance Corporation ("FCIC"). Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory actions by several regulators. The Company relies on payment of management fees from the regulated insurance subsidiaries to support its cash flow needs, and continued payment of those fees is subject to regulatory oversight. The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the IDOI, the FDOI, the FCIC, and with other regulators (including the risk based capital levels of Pafco and IGF), in a manner satisfactory to the regulation could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that otherwise materially and adversely affect the Company's operations.

A.M. Best Rating May Adversely Affect the Company's Ability to Retain and Expand its Business

The A.M. Best Company rates insurance companies based on factors of concerns to policyholders. No changes in the ratings of the Company subsidiaries have occurred since those reported previously. It is not likely that the ratings will be improved unless the Company improves its future operating performance. One factor in an insurer's ability to compete effectively is its A.M. Best rating. There can be no assurance that the current or future ratings will not adversely affect the Company's competitive position.

The Company is Subject to a Number of Pending Legal Proceedings

As previously reported and discussed elsewhere in this report, the Company is involved in a number of pending legal proceedings. Most of these proceedings remain in the early stages. Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a materially adverse effect on the Company's operations.

The Terms of the Trust Preferred Securities May Restrict The Company's Ability to Act

The Company has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's nonstandard automobile management company and dividend capacity from the crop insurance business. The Company deferred the semi-annual interest payment that was due February 2000 and may continue to defer such payments for up to five years as permitted by the indenture for the Preferred Securities. Although there is no present default under the indenture which would accelerate the payment of the Preferred Securities, the indenture contains a number of convenants which may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to: incur or guarantee debt; make payment to affiliates; repurchase its common stock; pay dividends on common stock; and make certain investments other than investment grade fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the Company's ability to improve its operating results.

REVIEW OF CONSOLIDATED OPERATIONS

Net Loss

For the three months ended March 31, 2000, the Company recorded a net loss of $(5,378,000), or $(0.52) per share (basic and diluted). The net loss increased over the same quarter in 1999 by $4,356,000 or $0.42 per share (basic and diluted).

Income before taxes and distributions on Preferred Securities for the nonstandard automobile segment showed a loss of $(4,579,000) for the three months ended March 31, 2000 compared to earnings of $791,000 for the three months ended March 31, 1999. These losses were driven primarily by a decrease in net premiums earned.

Income before taxes and distributions on preferred securities for the three months ended March 31, 2000 in the crop segment showed earnings of $4,010,000 which compares to earnings of $1,603,000 for the same period in 1999. The increase in earnings was primarily due to a decrease in the net loss to net premium retained ratios for crop hail and named peril in the first quarter of 2000 as compared to the same period in the prior year.

Losses before tax and distributions on preferred securities for the corporate segment were $(1,058,000) for the three months ended March 31, 2000 and $(745,000) for the same period in 1999. These losses consist primarily of amortization of intangibles and general and administrative expenses. The losses increased primarily due to a decrease in net premiums earned coupled with an increase in policy acquisition and general and administrative expenses.

Gross Premiums Written

Gross premiums written for the nonstandard automobile segment decreased 2.6% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The primary reasons for this decline in volume are the downsizing by the Company of its nonstandard automobile business in certain competitive markets, rate increases and other underwriting initiatives intended to increase profitablility.

Gross premiums written for the crop segment decreased 7.0% for the three months ended March 31, 2000 compared to the comparable period in 1999. Such decrease was due to lower than expected first quarter 2000 crop hail business. Crop premiums (expressed in thousands) for the three months ended March 31 are as follows:


                                                                Three Months Ended
                                                                       March 31,

                                                              2000               1999
CAT imputed                                                  $12,250            $16,312
MPCI                                                          69,934             62,280
Crop Hail and named perils                                    14,426             28,443
AgPI  (1)                                                         --                 --
                                                              96,611            107,035
Less:  CAT imputed                                           (12,250)           (16,312)
                                                             $84,360            $90,723
(1) Represents discontinued product sold in 1998.

Remaining other gross written premiums not reflected in nonstandard automobile or crop segments represent commercial business which is ceded 100% to an affiliate, Granite Reinsurance Company Ltd ("Granite Re"). Other gross written premiums were $290,000 for the three months ended March 31, 2000 compared to $128,000 for the same periods in 1999 due to the effect of endorsements and cancellations on a book of business in run off beginning in 1999.

Net Premiums Written

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes and therefore no net written premiums result from MPCI business. Quota share cession rates for other lines of insurance for the three months ended March 31 are as follows:

                                                     2000               1999

Nonstandard automobile                                22%                 0%
Crop Hail                                             45%                62%
Named peril                                           50%                50%

To address writing ratio and other statutory surplus concerns, the Company ceded a portion of its automobile business effective January 1, 2000. The reinsurer has an A.M. Best rating of A++. Based on its 1999 results, IGF has decided to retain more risk on the crop hail line of business resulting in a decrease in the quota share cession rate.

Fee Income

Fee income declined 15.4% for the three months ended March 31, 2000 as compared to the first quarter of 1999 due to the overall decrease in gross written premium volume.

Net Investment Income

Net investment income decreased 7.6% for the three months ended March 31, 2000 as compared to the corresponding period of the prior year. This decrease was due to a decrease in the size of the investment portfolio and lower yields on the remaining investments.

Loss and Loss Adjustment Expense

The loss and LAE ratio for the Company's nonstandard auto segment for the three months ended March 31, 2000 was 86.5% of net premiums earned as compared to 78.5% for the corresponding period in 1999 and 92.7% for the entire year of 1999. During the first quarter of 2000 the Company experienced favorable development on its loss and LAE reserves for accidents occurring in 1999 and prior. This reduced the nonstandard auto loss and LAE ratio for the quarter by 1.0%.

The loss and LAE ratio for the Company's crop insurance segment for the three months ended March 31, 2000, was 83.2% of net premiums earned. The loss and LAE ratio for 1999 is not meaninful due to unusual one time AgPI losses and related reinsurance cots. During the first quarter of 2000 the Company experienced $0.6 million favorable development on its loss and LAE reserves for losses occurring in 1999 and prior. This reduced the crop insurance loss and LAE ratio for the quarter by 20.9%.

Policy Acquisition and General and Administrative Expenses

Policy acquisition and general and administrative expenses were $14,390,000 and $11,892,000 or 31.3% and 18.5% of net premium earned for the three months ended March 31, 2000 and March 31, 1999, respectively. Overall expenses in the first three months of 2000 versus the first three months of 1999 increased by $2,498,000. Within this increase crop expenses increased by $4,216,000 while nonstandard auto expenses decreased by $2,035,000.

The expense ratio for the nonstandard auto segment was 40.8% for the first quarter of 2000 as compared to 30% in 1999. The expense ratio increased primarily due to a 34.2% decrease in net premiums earned comparing March 31, 2000 to March 31, 1999. Nonstandard auto expenses were $17,560,000 and $19,595,000 or a $2,035,000 decrease (10.4%) for the three month ended March 31, 2000 and March 31, 1999, respectively. The decrease in expenses is primarily attributable to the ceding commission received from a quota share agreement effective January 1, 2000.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI expense reimbursements and MPCI underwriting gain. The underwriting gain is an estimate until later in the year when crops are harvested and losses are known. The estimated year to date gain ratio in 2000, as well as for 1999, was 13.6% on gross premium. The underwriting gain increased in 2000 due to the fact that the crops covered by MPCI policies are estimated to have average to above average yields this year. The 13.6% estimate is in line with actual annual results over the past four years.

Provision (Benefit) for Income Taxes

The current provision primarily consists of a write off of a refund being denied by the IRS offset by a refund received in the first quarter of 2000 relating to a 1998 net operating loss. At March 31, 2000 the Company's net tax assets are fully offset by a 100% valuation allowance which resulted in no tax benefit being reflected for the three months ended March 31, 2000.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

Total investments as of March 31, 2000 and December 31, 1999 were $193.5 million and $204.9 million, respectively. Composition of investments is comparable between these periods. The Company's market risk exposure has not materially changed since prior year end.

Cash and Cash Equivalents

Total cash and cash equivalent balances as of March 31, 2000 and December 31, 1999 were $4,266,000 and $3,097,000 million, respectively.

Investments in and Advances to Related Parties

Investments in and advances to related parties decreased from $1,462,000 at December 31, 1999, to $1,008,000 at March 31, 2000. The balance at March 31, 2000 is made up primarily of a $0.7 million investment in nonredeemable, nonvoting preferred stock of Granite Insurance Company and loans to Company officers.

Accounts Receivable Net of Allowance For Doubtful Accounts

Receivables net of allowances for doubtful accounts as of March 31, 2000 and December 31, 1999 were $125,492,000 and $86,450,000, respectively. The crop portion of the net receivable balances as of March 31, 2000 and December 31, 1999 were $56,574,000 and $23,924,000, respectively. The fluctuation in the balance is due to cyclicality of the crop business.

Nonstandard auto receivable balances net of allowance for doubtful accounts as of March 31, 2000 and December 31, 1999 were $64,216,000 and $62,299,000, respectively and are comparable.

Reinsurance Recoverables and Prepaid Reinsurance Premiums

Reinsurance recoverables were $47,319,000 and $98,258,000 as of March 31, 2000 and December 31, 1999, respectively. However the reinsurance recoverable balance is more effectively compared to the March 31, 1999 balance of $61,555,000. This is primarily due to the cyclical nature of the crop business. Of the total reinsurance recoverable balance, as of March 31, 2000 and 1999, $25,756,000 and $28,245,000, respectively pertain to crop business. The nonstandard auto recoverables were $10,558,000 and ($1,353,000) for the periods ending March 31, 2000 and 1999, respectively. The nonstandard auto increase is attributable to a quota share treaty agreement effective January 1, 2000.

Prepaid reinsurance premiums were $94,230,000 and $10,463,000 as of March 31, 2000 and December 31, 1999, respectively. This prepaid balance is more effectively compared to the March 31, 1999 balance of $81,249,000. The prepaid reinsurance balance is affected by the cyclical nature of the crop business reinsured. Crop prepaid reinsurance premiums totaled $75,431,000 and $73,124,000 as of March 31, 2000 and 1999, respectively. Prepaid reinsurance premiums on nonstandard auto totaled $17,826,000 and $463,000 as of March 31, 2000 and 1999, respectively. The increase in nonstandard auto is attributable to a quota share that was effective January 1, 2000.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs ("DAC") as of March 31, 2000 and December 31, 1999, were $12,490,000 and $13,920,000 respectively. Although these costs are comparable, the Company believes the ratio of DAC to net unearned premium would be more comparable using prior year to date comparisons. DAC as of March 31, 1999 was $14,907,000. DAC was primarily composed of DAC on nonstandard auto at March 31, 2000 and 1999 of $11,550,000 and $14,372,000, respectively. The ceded deferred costs on nonstandard auto at March 31, 2000 and 1999 were $3,124,000 and $0, respectively. DAC costs for nonstandard auto as compared with nonstandard net unearned premiums of $66,792,000 and $90,531,000 were 17.3% and 15.9% as of the above dates, respectively. DAC for crop insurance at March 31, 2000 and 1999 was $940,000 and $535,000, respectively. In the last quarter of 1999 the company changed its method of calculating the auto deferred policy costs by including investment income in the computation.

Federal Income Taxes

Federal income taxes recoverable were $0 and $6,800,000 at March 31, 2000 and December 31, 1999. The 1999 balance consists of amounts recoverable from the 1997 tax year due to tax losses generated in 1999. All receivables were collected during the first quarter of 2000.

The deferred income tax asset balance of $0 as of March 31, 2000 has decreased from $2,600,000 at March 31, 1999 and $5,100,000 at December 31, 1998 because of a 100% valuation allowance of all deferred tax assets.

Fixed Assets

Property and equipment, net of accumulated depreciation, decreased $688,000 over year end 1999. This change is primarily due to disposals and depreciation.

Intangible Assets

The balance in the intangible assets decreased from year end 1999 due to amortization expense. Intangible assets include goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest in Superior Insurance Group Management, Inc. and NACU, debt or Preferred Security issuance costs and organizational costs.

Loss and Loss Adjustment Expense Reserves

Total loss and LAE reserves decreased from $214,948,000 as of December 31, 1999 to $170,332,000 as of March 31, 2000. The total decrease in loss and LAE reserves is approximately $44.6 million.

Nonstandard auto reserves declined $7,800,000 during the first quarter of 2000; this decrease is consistent with the declining volume in nonstandard auto business. Reserves for crop insurance declined $34,800,000 during the first quarter of 2000 due to the seasonal nature of the business. The remaining reserve decrease of $2,000,000 resulted from favorable settlement of outstanding claims on surplus line policies. Because most of the outstanding liabilities from this business are reinsured, the favorable development has minimal impact on the Company's net income.

Unearned Premium

The unearned premium reserve increased by $75,831,000 from December 31,1999 to March 31, 2000. Gross unearned premium was $165,839,000 and $90,008,000 as of March 31, 2000 and December 31, 1999, respectively. However, this unearned premium balance is more effectively compared to the March 31, 1999 balance of $176,021,000 due to the cyclical nature of the crop business. Crop unearned as of March 31, 2000 and March 31, 1999 was $80,133,000 and $77,363,000,
respectively. Crop unearned increased by $2,770,000 or 3.6% from March 31, 1999. This was primarily due to an increase in crop hail written premium for the same period. Unearned on nonstandard auto decreased $6,262,000 or 6.9% for the same period. This was primarily due to the decrease in nonstandard premiums written for the respective quarter ended March 31, 2000. Unearned for nonstandard auto was $84,733,000 and $90,995,000 as of March 31, 2000 and March 31, 1999.

Reinsurance Payables

Reinsurance  payables  increased by $46,714,000  from December 31, 1999 to March
31, 2000 due to the cyclical nature of the crop business. Crop payables increased from year end by $19,551,000 through March 31, 2000. Nonstandard auto increased by $24,854,000 from December 1999 due to a quota share agreement effective January 1, 2000.

Notes Payable

Notes payable include the IGF Revolver which on December 31, 1999 and March 31, 2000 had an outstanding balance of $15,000,000 and $0, respectively. This change in the balance is due to the fact that IGF primarily depends upon the IGF Revolver to meet its seasonal needs for liquidity. The average interest rate on the IGF Revolver was 6.75% for the nine months ended March 31, 1999 and 7.91% for the three months ended March 31, 2000.

Notes payable also include a $1,000,000 note due 2001 on the purchase of North American Crop Underwriters, Inc. ("NACU") which bears no interest. The balance of notes payable at March 31, 2000 consists of three smaller notes (less than $300,000 each) assumed in the acquisition of NACU which have various due dates from 2002 to 2006 with periodic payments at interest rates ranging from 7% to 9.09%.

Other Liabilities

Other liabilities decreased by $9,863,000 from December 31, 1999 to March 31, 2000. However, payables as of March 31, 2000 of $17,384,000 are more comparable to payables of $25,602,00 as of March 31, 1999.

Stockholders' (Deficit)
Stockholders' deficit has increased $5,408,000 from December 31, 1999. This increase is primarily the result of the net loss of $(5,378,000) for the three months ended March 31, 2000.

 LIQUIDITY AND CAPITAL RESOURCES

The Company's nonstandard automobile insurance subsidiaries' primary source of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, dividends and the purchase of investments. There is variability to cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During 1999, the Company liquidated some investments to pay claims. The Company historically has tried to maintain duration averages of 3.5 years. However, the losses in 1999 and the first quarter of 2000 have caused the Company to shorten the duration averages. The Company may incur a cost of selling longer bonds to pay claims. Claim payments tend to lag premium receipts. Due to losses, the Company has experienced a reduction in its investment portfolio but to date has not experienced any problems meeting its obligations for claims payments.

Cash flows in the Company's crop insurance subsidiary (which is primarily MPCI business) differ from cash flows from certain more traditional lines. The Company pays insured losses to farmers as they are incurred during the growing season, with the full amount of such payments being reimbursed to the Company by the federal government within three business days. MPCI premiums are not received from farmers until covered crops are harvested. Collected and uncollected premiums are required to be paid in full to the FCIC by the Company, with interest at 15%, if not paid by a specified date during the crop year.

The Company itself relies primarily on the payment of management fees from its insurance subsidiaries as a source of cash flow. The Company has deferred the semi-annual Preferred Securities interest payment because its nontandard auto operations have not generated sufficient cash to both provide funding for these interest payments and maintain sufficient cash liquidity for the nonstandard auto operations.

The trust indenture for the Preferred Securities contains certain restrictive covenants. Certain of these covenants are based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) whereby if the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

o The Company may not incur additional indebtedness or guarantee additional indebtedness.

o The Company may not make certain restricted payments including loans or advances to affiliates, stock repurchases and a limitation on the amount of dividends is in force.

o The Company may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These restrictions currently apply as the Company's consolidated coverage ratio was (5.00) in March 31, 2000, and will continue to apply until the Company's consolidated coverage ratio exceeds the amount set forth in the indenture.

The Company's consolidated total assets of $552,538,000 at March 31, 2000 increased $52,727,000 from the balance at December 31, 1999. The primary reason for this increase was an increase in receivable balances and prepaid reinsurance premiums which are impacted by the cyclical nature of the crop hail business.

As of March 31, 2000, the Company had $23,588,000 of cash, cash equivalents and short-term investments available to meet short-term operating cash needs. This was a decrease of $1,329,000 from the December 31, 1999 balance.

The Company's portfolio of fixed maturities reduced to $158,303,000 at March 31, 2000 from $166,748,000 and $196,916,000 at December 31, 1999 and March 31, 1999,
as a result of the sale of fixed maturities to fund operating losses.

Net cash provided from operating activities to March 31, 2000 aggregated $3,469,000 compared to cash provided from operations of $11,464,000 for the comparable period in 1999 due to the effect of operating losses offset by net cash from changes in operating assets and liabilities.

Net cash provided from investing activities of $10,890,000 for the three months ended March 31, 2000 compares to cash used in investing activities of $12,487,000 for the comparable period in 1999. Such increase was due primarily to a reduction in the purchases of fixed maturities.

Overall, operating cash flow for the Company and its insurance subsidiaries combined with the availability of short term investments and the liquidation of certain fixed maturity investments continues to be adequate to meet policyholders needs for claims and other needs. The Company believes these cash flows will continue to be adequate through year end.

The IGF Revolver has been extended through December 15, 2000. IGF relies upon the IGF Revolver to meet seasonal needs for liquidity. The maximum amount that may be borrowed on the IGF Revolver is $8,000,000.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK Information related to Qualitative and Quantitative Disclosures about Market Risk was included under Item 1. Business in the December 31, 1999 Form 10-K. No material changes have occurred in market risk since this information was disclosed in the December 31, 1999 Form 10-K.

PART II -         OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

                  There have been no material developments in any of the pending legal proceedings previously reported by the Company in the December 31, 1999 Form 10-K.

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

ITEM 2.  CHANGES IN SECURITIES
                  None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                  None
ITEM 5.  OTHER INFORMATION

                  On March 22, 2000, the Company received notice from Nasdaq - Amex that the Listing Qualifications Panel (the "Panel") has determined that the Company was not in compliance with certain listing qualifications. On or before June 30, 2000, the Company must make a filing with the SEC and Nasdaq - Amex evidencing complete compliance with the required qualifications including net tangible assets excluding preferred securities, of at least $15,000,000, market value of public float of at least $5,000,000 for a period of ten consecutive days immediately thereafter, and a minimum $1.00 per share bid price requirement. In the event that the Company fails to comply with any of the terms of these requirements, the Company's securities will be delisted from The Nasdaq National Market. The Company has appealed the decision of the Panel and expects to receive a decision on the appeal in September, 2000. It is unlikely that the Cmpany will meet all of the listing requirements by June 30, 2000. In the event that the Company's common stock is delisted, the company expects that its common stock may then be traded on the OTC Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                      Exhibit 10.8(2) Amendment Number Two dated January 2, 2000 to the Employment Agreement between IGF Insurance Company and Thomas F. Gowdy dated August 1, 1997.

                      Exhibit 10.15 The Employment Agreement between Symons International Group, Inc. and Goran Capital Inc. and Gene Yerant dated December 10, 1999 effective January 10, 2000.

                      Exhibit 10.16 The Employment Agreement between Symons International Group, Inc. and Goran Capital Inc. and Gregg
                                            Albacete effective January 26, 2000.

                      Exhibit 27 Financial Data Schedule. Submitted in electronic format only.

(b)      8-K Reports:
         During the first quarter of 2000, the Company filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2000                                  By:______________________
                                                        Douglas H. Symons
                                                        Chief Executive Officer



Dated: May 15, 2000                                  By: ______________________
                                                         Bruce K. Dwyer
                                                         Vice President and
                                                         Chief Financial Officer