Form 10-Q
period 2000-06-30
SYMONS INTERNATIONAL GROUP INC
filed 2000-08-11
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark One

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                         Commission File Number: 0-29042

                        SYMONS INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

(State or other jurisdiction                                      35-1707115
of incorporation or                                           (I.R.S. Employer
organization)                                                Identification No.)


                               4720 Kingsway Drive
                           Indianapolis, Indiana 46205

                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (317) 259-6400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 1, 2000, there were 10,385,399 shares of Registrant's $1.00 par value common stock issued and outstanding.

                                 FORM 10-Q INDEX

                       FOR THE QUARTER ENDED JUNE 30, 2000


Page

Number

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Financial Statements:
           Consolidated Balance Sheets at June 30, 2000
           (unaudited) and December 31, 1999...........................       3

           Unaudited Consolidated Statements of Earnings for the Three and Six Months Ended

           June 30, 2000 and 1999......................................       4

           Unaudited Consolidated Statements of Cash Flows for the

           Six Months Ended June 30, 2000 and 1999 ....................       6

           Condensed Notes to Unaudited Consolidated Financial

           Statements..................................................       7

Item 2     Management's Discussion and Analysis of Financial

           Condition and Results of Operations........................       13

Item 3     Quantitative and Qualitative Disclosures About Market Risk.       22

PART II    OTHER INFORMATION..........................................       22

SIGNATURES      ......................................................       24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (in thousands)


                                                                                 June 30,        December 31,
                                                                                   2000               1999
                                                                                (Unaudited)
ASSETS

Investments
Available for sale:

    Fixed maturities, at market                                                   $132,774           $166,748
    Equity securities, at market                                                    17,620             13,425
    Short-term investment, at amortized cost which approximates market              15,303             21,820
Mortgage loans, at cost                                                              1,930              1,990
Other                                                                                1,185                945
                                                                                     -----                ---
        Total Investments                                                          168,812            204,928
Investment in and advances to related parties                                        1,368              1,462
Cash and cash equivalents                                                              120              3,097
Receivables, net of allowance for doubtful accounts                                174,822             86,450
Reinsurance recoverable on paid and unpaid losses, net                              72,524             98,258
Prepaid reinsurance premiums                                                       134,694             10,463
Federal income taxes recoverable                                                        --              6,820
Deferred policy acquisition costs                                                   10,151             13,920
Deferred income taxes                                                                   --                 --
Property and equipment, net of accumulated depreciation                             20,466             21,936
Intangible assets                                                                   43,153             43,221
Other assets                                                                        14,145              9,256
                                                                                    ------              -----
           TOTAL ASSETS                                                           $640,255           $499,811
                                                                                  ========           ========

LIABILITIES

Losses and loss adjustment expense reserves                                       $163,767           $214,948
Unearned premiums                                                                  192,150             90,008
Reinsurance payables (including payable to affiliate of $1.7 mil in 2000           151,628             37,974
     and $2.1 mil in 1999)
Notes payable                                                                        4,582             16,929
Distributions payable on preferred securities                                       11,431              4,809
Other                                                                               19,700             25,123
                                                                                    ------             ------
           TOTAL LIABILITIES                                                       543,258            389,791
                                                                                   -------            -------

Commitments and contingencies:
Minority interest:
Company obligated mandatorily redeemable preferred stock of trust
subsidiary holding solely parent debentures                                        135,000            135,000
                                                                                   -------            -------

STOCKHOLDERS' DEFICIT
Common Stock                                                                        38,136             38,136
Additional paid-in capital                                                           5,851              5,851
Unrealized loss on investments                                                      (5,325)            (4,898)
Retained deficit                                                                   (76,665)           (64,069)
                                                                                   --------           --------
           TOTAL STOCKHOLDERS' DEFICIT                                             (38,003)           (24,980)
                                                                                   --------           --------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $640,255           $499,811
                                                                                  ========           ========


See condensed notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)


                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                   2000               1999
                                                                                   ----               ----

Gross premiums written                                                            $131,140           $173,870
Less ceded premiums                                                               (101,415)           (98,083)
                                                                                  ---------           --------
Net premiums written                                                                29,725             75,787
Change in net unearned premiums                                                     14,152             (2,877)
                                                                                    ------             -------
Net premiums earned                                                                 43,877             72,910
Fee income                                                                           3,825              3,092
Net investment income                                                                2,456              3,320
Net realized gain (loss)                                                            (1,681)               366
                                                                                    -------               ---
        Total Revenues                                                              48,477             79,688

Loss and loss adjustment expenses                                                   37,079             70,525
Policy acquisition and general and administrative expenses                          14,500             19,652
Interest expense                                                                        23                105
Amortization of intangibles                                                            736                651
                                                                                       ---                ---
    Total Expenses                                                                  52,338             90,933
                                                                                    ------             ------
    Loss before income taxes and minority interest                                  (3,861)           (11,245)
Benefit for income taxes                                                                --             (4,705)
                                                                                        --             -------
    Net loss before minority interest                                               (3,861)            (6,540)
Minority interest:
Distributions on preferred securities                                                3,357              3,225
                                                                                     -----              -----
    Net loss                                                                       $(7,218)           $(9,765)
                                                                                   ========           ========
Other comprehensive earnings

    Net loss                                                                       $(7,218)           $(9,765)
    Change in unrealized losses on securities                                         (397)            (1,478)
                                                                                      -----            -------
Comprehensive loss                                                                 $(7,615)          $(11,243)
                                                                                   ========          =========

Net  loss per share - basic                                                         $(0.69)            $(0.94)
                                                                                    =======            =======
Net  loss per share - fully diluted                                                 $(0.69)            $(0.94)
                                                                                    =======            =======
Weighted average shares outstanding :
    Basic                                                                           10,385             10,385
                                                                                    ------             ------
    Fully diluted                                                                   10,385             10,385
                                                                                    ------             ------



See condensed notes to consolidated financial statements


SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2000               1999
                                                                                   ----               ----

Gross premiums written                                                            $275,359           $325,892
Less ceded premiums                                                               (207,595)          (174,806)
                                                                                  ---------          ---------
Net premiums written                                                                67,764            151,086
Change in net unearned premiums                                                     22,088            (13,839)
                                                                                    ------            --------
Net premiums earned                                                                 89,852            137,247
Fee income                                                                           7,600              7,555
Net investment income                                                                5,496              6,609
Net realized loss                                                                   (1,316)            (1,016)
                                                                                    -------            -------
        Total Revenues                                                             101,632            150,395

Loss and loss adjustment expenses                                                   76,738            127,012
Policy acquisition and general and administrative expenses                          28,890             31,544
Interest expense                                                                       226                179
Amortization of intangibles                                                          1,266              1,256
                                                                                     -----              -----
    Total Expenses                                                                 107,120            159,991
                                                                                   -------            -------
    Loss before income taxes and minority interest                                  (5,488)            (9,596)
Provision (benefit) for income taxes                                                   487             (5,195)
                                                                                       ---             -------
    Net loss before minority interest                                               (5,975)            (4,401)
Minority interest:
Distributions on preferred securities                                                6,621              6,386
                                                                                     -----              -----
    Net loss                                                                      $(12,596)          $(10,787)
                                                                                  ---------          =========
Other comprehensive earnings                                                            --
    Net  loss                                                                     $(12,596)          $(10,787)
    Change in unrealized losses on securities                                         (427)            (2,858)
                                                                                      -----            -------
Comprehensive loss                                                                $(13,023)          $(13,645)
                                                                                  =========          =========

Net  loss per share - basic                                                          $(1.21)           $(1.04)
                                                                                     =======           =======
Net  loss per share - fully diluted                                                  $(1.21)           $(1.04)
                                                                                     =======           =======
Weighted average shares outstanding :
    Basic                                                                           10,385             10,385
                                                                                    ------             ------
    Fully diluted                                                                   10,385             10,385
                                                                                    ------             ------



See condensed notes to consolidated financial statements


SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2000               1999

Cash Flows from Operating Activities:
    Net loss for the period                                                       $(12,596)          $(10,787)
    Adjustments to reconcile net earnings to net cash provided from operations:
        Depreciation and amortization                                                4,248              3,265
        Deferred income tax benefit                                                      0                (97)
        Net realized loss                                                            1,316              1,016
Net changes in operating assets and liabilities:

    Receivables                                                                    (88,372)          (137,759)
    Reinsurance recoverable on paid and unpaid losses, net                          25,734            (31,814)
    Prepaid reinsurance premiums                                                  (124,231)           (96,158)
    Deferred policy acquisition costs                                                3,769               (569)
    Other Assets                                                                    (6,068)            (2,027)
    Losses and loss adjustment expenses                                            (51,181)            12,749
    Unearned premiums                                                              102,143            115,818
    Reinsurance payables                                                           114,071            149,560
    Distribution payable on preferred securities                                     6,622                (26)
    Federal income taxes                                                             6,820              4,047
    Other liabilities                                                               (5,426)             3,513
                                                                                    -------             -----
NET CASH PROVIDED FROM (USED IN) OPERATIONS                                        (23,151)            10,731
                                                                                   --------            ------
Cash flow provided from (used in) investing activities:
    Net (purchases) sales of short-term investments                                  6,517             (1,715)
    Purchases of fixed maturities                                                   (2,559)          (117,539)
    Proceeds from sales, calls and maturities of fixed maturities                   36,169            110,935
    Purchase of equity securities                                                  (12,170)            (2,808)
    Proceeds from sales of equity securities                                         6,272              2,491
    Purchases of property and equipment                                             (1,197)            (3,682)
    Purchases of other investments                                                    (189)               (68)
                                                                                      -----               ----
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                               32,843            (12,386)
                                                                                    ======            --------
Cash flow provided from (used in) financing activities:
    Payments on notes payable                                                      (12,347)              (309)
    Loans from (repayments to) related parties                                        (322)             2,150
                                                                                      -----
    Other                                                                               --               (126)
                                                                                        --               -----
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                              (12,669)             1,715
                                                                                   --------             -----
Increase (decrease) in cash and cash equivalents                                    (2,977)                60
Cash and cash equivalents, beginning of period                                       3,097             14,800
                                                                                     -----             ------
Cash and cash equivalents, end of period                                              $120            $14,860
                                                                                      ====            =======




See condensed notes to consolidated financial statements


                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                For The Three and Six Months Ended June 30, 2000



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

2.       Supplemental Cash Flow Information

         Cash payments of interest were $246,000 and $150,000 for the six months ended June 30, 2000 and 1999, respectively. Cash received related to refunded federal income taxes was $6,586,000 and $10,585,790 for the first six months of 2000 and 1999, respectively.

3.       Notes Payable

         IGF Insurance Company, the Company's subsidiary ("IGF"), has a revolving bank line of credit (the "IGF Revolver") that expires May 10, 2001. During the second quarter 2000 the maximum amount that could be borrowed under the IGF Revolver was $8,000,000. As of June 30, 2000, $3,000,000 had been borrowed. This line is collateralized by receivables and real property. The IGF Revolver contains certain covenants which (i) restrict IGF's ability to accumulate common stock;
         (ii) set minimum standards for investments and policyholder surplus; and (iii) restrict the ability to pay or declare dividends. The average interest rate on the IGF Revolver was 6.83% for the six months ended June 30, 1999 and 8.08% for the six months ended June 30, 2000.

         Notes payable also includes a $1,000,000 note due 2001 on the purchase of North American Crop Underwriters, Inc. ("NACU") at no interest. The balance of notes payable at June 30, 2000 includes three smaller notes (less than $300,000 each) assumed in the acquisition of NACU which have various due dates from 2002 to 2006 with periodic payments at interest rates ranging from 7% to 9.09%.

4.       Preferred Securities

         The preferred securities represent company-obligated mandatorily redeemable preferred securities of a trust subsidiary (the "Preferred Securities") holding solely parent debentures which have a term of 30 years with semi-annual interest payments commencing February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years. The Company deferred the semi-annual interest payment that was due February 2000. The Company also plans to defer the interest payment due August 2000. Under the terms of the indenture, the Company is permitted to defer such payments for up to five years.

         The indenture for the Preferred Securities contains certain restrictive covenants. Some of these covenants are based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA"). If the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

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

         These restrictions currently apply. The Company is in compliance with the restrictions and is not in default in its obligations with the regard to the Preferred Securities.

5.       Regulatory Affairs

         As previously reported, Pafco General Insurance Company ("Pafco") has agreed to an order under which the Indiana Department of Insurance ("IDOI") may monitor more closely the ongoing operations of Pafco due to the risk-based capital ratio being below the Company action level using the National Association of Insurance Commissioners ("NAIC") guidelines and applicable law. Pafco's inability or failure to comply with this order could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. The IDOI has concluded its previously disclosed target examination of Pafco and no action was taken thereon. Pafco has maintained its policy volumes in conformity with the Iowa Department of Insurance requirements. In addition the Company's insurance subsidiaries provide monthly financial information to the departments of insurance in certain states in which they write business and have agreed to obtain prior approval of any new affiliated party transactions.

         The financial review of Superior Insurance Company ("Superior") for the year ended December 31, 1999 by the Florida Department of Insurance ("FDOI") is ongoing. On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addresses certain policy and finance fee payments by Superior to Superior
         Insurance Group, Inc. ("Superior Group"), another subsidiary of the Company, and financial reporting issues, including disclosure of intercompany transactions. Superior has filed a petition with the FDOI which requests a formal hearing to review the Notice and a determination that the order contemplated by the Notice not be issued. The order, if issued, may restrict Superior from paying certain billing and policy fees to Superior Group and include a requirement that Superior Group repay to its subsidiary, Superior, billing and policy fees from prior years in an amount of approximately $35.2 million. In such event, there would be no financial impact on the Company's consolidated financial statements. A restriction on the ability of Superior to pay future billing and policy fees to Superior Group may necessitate that the Company take certain actions, which may be subject to regulatory approvals, to reallocate operating revenues and expenses between its subsidiaries. The Company intends to vigorously contest the issuance of any such order.

         The Company's operating subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the IDOI, the FDOI, the insurance regulators of other states in which the subsidiaries write business, and in the case of IGF, the Federal Crop Insurance Corporation ("FCIC"). The Company is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators and, in the case of IGF, the FCIC, primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve outstanding issues with the IDOI, the FDOI and other regulators in a manner satisfactory to the Company could result in future regulatory actions or proceedings that may materially and adversely affect the Company.

6.       Commitments and Contingencies

         As previously reported, a complaint for a class action alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. The Company is vigorously defending the claims brought against it. No material developments have occurred since last reported.

         On July 11, 2000 the FDOI advised Superior that it intends to issue an order. See Note 5.

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

         As previously reported, IGF, several brokers and a third party carrier are parties to a number of pending legal proceedings relating to agricultural business interruption policies sold during 1998 ("AgPI") which has since been discontinued. IGF remains a defendant in five lawsuits pending in California state court (King and Fresno counties). Discovery in the pending cases is proceeding. As of June 30, 2000, IGF had paid an aggregate of approximately $28,517,000 to AgPI policyholders. The Company increased its reserves during the second quarter by $1,400,000. The unpaid reserves for AgPI as of June 30, 2000 was $7,383,000. Four lawsuits have been settled since the end of the second quarter of 2000. The third party carrier of the policies has, over the objections of IGF, settled some of the AgPI cases for amounts in excess of policy limits. Certain of the settlements made by the third party carrier have exceeded established reserves for the particular cases involved. The Company does not believe it will ultimately be responsible for the settlement amounts paid by the third party carrier and, therefore, the Company has not adjusted its reserves.

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

7.       Loss Development on Prior Accident Years

         During the first two quarters of 2000 the Company experienced favorable development on its year end 1999 loss and loss adjustment expense ("LAE") reserves for other than crop in the amount of $3,159,000. The favorable development primarily related to nonstandard auto.

         During the same period the Company experienced an unfavorable development on its year end crop insurance loss and LAE reserves in the amount of $1,731,000. This includes $1,400,000 of additional loss and LAE reserves booked second quarter 2000 on the AgPI line of business written by the Company in 1998.

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

         The following tables show financial data by segment (in thousands):

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                   2000               1999

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS
    Gross premiums written                                                         $29,868            $66,072
                                                                                   =======            =======
    Net premiums written                                                            19,346             64,154
                                                                                    ======             ======
    Net premiums earned                                                             37,377             66,836
    Fee income                                                                       3,631              2,895
    Net investment income                                                            2,453              3,296
    Net realized gain (loss)                                                        (1,682)               366
                                                                                    -------               ---
        TOTAL REVENUES                                                              41,779             73,393
                                                                                    ------             ------
    Losses and loss adjustment expense                                              29,184             61,631
    Policy acquisition and general and administrative expenses                      18,053             23,609
                                                                                    ------             ------
        TOTAL EXPENSES                                                              47,237             85,240
                                                                                    ------             ------
    Loss before income taxes                                                       $(5,458)          $(11,847)
                                                                                   ========          =========
GAAP RATIOS (Nonstandard Automobile Only):
    Loss and LAE Ratio (2)                                                              78.1%              92.2%
    Expense ratio, net of billing fees (3)                                              38.6%              31.0%
                                                                                        -----              -----
    Combined ratio (4)                                                                 116.7%             123.2%
                                                                                       ======             ======

CROP INSURANCE OPERATIONS:
    Gross premiums written                                                        $101,108           $107,524
                                                                                  ========           ========
    Net premiums written                                                            10,379             11,633
                                                                                    ======             ======
    Net premiums earned                                                              6,501              6,074
    Fee income                                                                         194                197
    Net investment income                                                              (40)               (18)
        TOTAL REVENUES                                                               6,655              6,253
                                                                                     -----              -----
    Losses and loss adjustment expenses                                              7,894              8,894
    Policy acquisition and general and administrative expenses(1)                   (4,655)            (4,654)
    Interest and amortization of intangibles                                           269                246
                                                                                       ---                ---
        TOTAL EXPENSES                                                               3,508              4,486
                                                                                     -----              -----
    Earnings before income taxes                                                    $3,147             $1,767
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
(4)      Combined ratio:  sum of the loss and LAE ratio plus the expense ratio net of billing fees.





                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2000               1999

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS
    Gross premiums written                                                         $89,437           $127,243
                                                                                   =======           ========
    Net premiums written                                                            49,815            137,840
                                                                                    ======            =======
    Net premiums earned                                                             80,418            132,233
    Fee income                                                                       7,565              7,417
    Net investment income                                                            5,313              6,460
    Net realized loss                                                               (1,317)            (1,016)
                                                                                    -------            -------
        TOTAL REVENUES                                                              91,979            145,094
                                                                                    ------            -------
    Losses and loss adjustment expense                                              66,403            112,944
    Policy acquisition and general and administrative expenses                      35,613             43,204
                                                                                    ------             ------
        TOTAL EXPENSES                                                             102,016            156,148
                                                                                   -------            -------
    Earnings (loss) before income taxes                                           $(10,037)          $(11,054)
                                                                                  =========          =========
GAAP RATIOS (Nonstandard Automobile Only):
    Loss and LAE Ratio (2)                                                              82.6%              85.4%
    Expense ratio, net of billing fees (3)                                              34.9%              27.1%
                                                                                        -----              -----
    Combined ratio (4)                                                                 117.5%             112.5%
                                                                                       ======             ======

CROP INSURANCE OPERATIONS:
    Gross premiums written                                                        $185,468           $198,247
                                                                                  ========           ========
    Net premiums written                                                            17,949             13,246
                                                                                    ======             ======
    Net premiums earned                                                              9,434              5,014
    Fee income                                                                          35                138
    Net investment income                                                               86                 39
    Net realized capital gain                                                            1                 --
                                                                                                           --
        TOTAL REVENUES                                                               9,556              5,191
                                                                                     -----              -----
    Losses and loss adjustment expenses                                             10,334             14,068
    Policy acquisition and general and administrative expenses(1)                   (8,447)           (12,662)
    Interest and amortization of intangibles                                           512                416
                                                                                       ---                ---
        TOTAL EXPENSES                                                               2,399              1,822
                                                                                     -----              -----
    Earnings before income taxes                                                    $7,157             $3,369
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
(5)      Combined ratio:  sum of the loss and LAE ratio plus the expense ratio net of billing fees.





                                                                               Three Months Ended
                                                                                    June 30,
                                                                             2000           1999
         Loss before income taxes and minority interest:

             Nonstandard automobile                                        $(5,458)        $(11,847)
             Crop                                                            3,147            1,767
                                                                             -----            -----
                 Segment totals                                             (2,311)        $(10,080)
             Corporate and other                                            (1,550)          (1,165)
                                                                            -------          -------
                 Consolidated totals                                        (3,861)        $(11,245)
                                                                            =======        =========

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             2000           1999
         Loss before income taxes and minority interest:

             Nonstandard automobile                                       $(10,037)        $(11,054)
             Crop                                                            7,157            3,369
                                                                             -----            -----
                 Segment totals                                             (2,880)         $(7,685)
             Corporate and other                                            (2,608)          (1,911)
                                                                            -------          -------
                 Consolidated totals                                        (5,488)         $(9,596)
                                                                            =======         ========


                                                                           June 30,     December 31,
                                                                             2000           1999
         Segment assets:
             Nonstandard automobile                                        $228,978        $229,640
             Crop                                                           314,496         145,622
             Corporate and other                                            96,781          124,549

9.           Reclassifications

         Certain prior period amounts have been reclassified to conform with current year presentation.

10.      Earnings Per Share

         Basic and diluted net loss per share are computed by dividing net loss as reported by the average number of shares outstanding as follows:

                                                                            Three and Six Months
                                                                                    Ended

                                                                                  June 30,
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


         The Company has 1,327,833 stock options outstanding as of June 30, 2000. The Company issued 1,180,500 stock options in second quarter 2000. The weighted average common shares outstanding on a basic and a fully diluted basis are the same because of the net losses in 1999 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

Symons International Group, Inc. ("Company") owns insurance companies which underwrite and market nonstandard private passenger automobile insurance and crop insurance. The Company's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"). The Company is approximately a 69.2% subsidiary of Goran Capital Inc. ("Goran").

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

Crop Insurance Operations

The two principal components of the Company's crop insurance business are multiple-peril crop insurance ("MPCI") and private named peril crop insurance, primarily crop hail insurance. Crop insurance is purchased by farmers to reduce the risk of crop loss from adverse weather and other uncontrollable events. Farms are subject to drought, floods and other natural disasters that can cause widespread crop losses and, in severe cases, force farmers out of business. Historically, one out of every twelve acres planted annually by farmers has not been harvested because of adverse weather or other natural disasters. Because many farmers rely on credit to finance their purchases of such agricultural inputs as seed, fertilizer, machinery and fuel, the loss of a crop to a natural disaster can reduce their ability to repay these loans and to find sources of funding for the following year's operating expenses.

The Company generates revenue like other private insurers participating in the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement with the federal government. The Company may also pay a portion of the aggregate loss, in respect of the business it writes, if the losses exceed certain levels. The Company writes MPCI and crop hail insurance through approximately 2,800 independent agencies in 46 states. Of the 2,800 licensed agents approximately 1,600 are actively writing business.

The Company's risk in the first two quarters of the year is affected by the following facts: (1) the Company has a large exposure of crops planted in the fall and winter (citrus and nursery in Florida, nursery in Texas, wheat in Kansas), (2) the Company's crop revenue coverage ("CRC") risk which is tied to commodity prices is quantified in July, November and December but is incurred throughout the various growing seasons, (3) the preventative planting risk that the Company incurs on its traditional spring crops, and (4) the planting of its spring crops (corn and soybeans in the Midwest), the majority of which occurs prior to the end of May of any given crop year. Also, MPCI policies are continuous and automatically renewed each year unless the insured notifies the Company prior to March 15 of each year or in certain circumstances other pre-set dates determined by crop and location.

In addition to MPCI, the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and involves no federal participation. The Company also offers a proprietary product which combines the application and underwriting process for MPCI and hail coverages - HAILPLUS(TM) ("HAILPLUS"). This product tends to produce less volatile loss ratios than the stand alone crop hail product since the combined product generally insures a greater number of acres, thereby spreading the risk of damage over a larger insured area. Approximately 27% of the Company's hail policies are written in combination with MPCI. Although both crop hail and MPCI provide coverage against hail damage, the private crop hail coverages allow farmers to receive payments for hail damage which would not be severe enough to require a payment under an MPCI policy. The Company believes that offering crop hail insurance enables it to sell more policies than it otherwise would.

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

The crop insurance business is seasonal by geographic region; spring crops in northern and midwestern states, fall crops in southern states such as fruit and nuts, winter crops in coastal states such as California and summer cash crops grown in all states. The Company also insures long term crops such as nurseries. While this seasonality is time specific for each crop, the associated tasks of sales and marketing primarily occur before each respective crop growing season. The customer support, applications and claims processing tasks are time and event driven within the mid to later part of the growing season; many times being finished after the growing season and harvest is completed. The bulk of the loss adjustment activities for the spring and fall crops occur between May and November. These same activities occur for winter crops, such as fruits, in January and February, and for cash crops throughout the year.

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

Losses Have Been Reported and May Continue

The Company while reporting losses on a quarterly basis since the third quarter of 1998 is achieving profits currently in its crop operation. The net losses for the quarter ended June 30, 2000 totaled $7,218,000. Losses for the second quarter of 2000 were primarily due to the nonstandard auto operating division. The volume has been reduced to get out of poorly priced business. The expenses of running the business have been reduced substantially, but not proportional to the premium reduction. The reduction in deferred acquisition costs and loss on realized investments also contributed to the loss. Rate increases or other underwriting actions averaging 12% have been implemented or are being filed to further improve the loss ratio over the year 2000. If the Company regains market share, the expense ratio should reduce. The Company also repositioned its investment portfolios in the second quarter, and is continuing to do so in the third quarter. The repositioning caused a realized loss in the current period. Loss ratios continue to improve in the nonstandard operations in the second quarter over the prior quarter. Most companies in the nonstandard market are increasing rates. During the second quarter of 2000, the Company experienced favorable development in its nonstandard auto loss and loss adjustment expense reserves. For the second quarter 2000, the crop segment reported pre-tax earnings of approximately $3,147,000 mainly due to favorable crop conditions year-to-date. Although the Company has taken a number of actions to address the factors that have contributed to these past nonstandard auto operating losses, there can be no assurance that operating losses will not continue.

Recent and Further Regulatory Actions May Affect the Company's Future Operations

The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the Indiana Department of Insurance ("IDOI"), the Florida Department of Insurance ("FDOI"), the insurance regulators of other states in which the insurance company subsidiaries write business and, in the case of IGF, the Federal Crop Insurance Corporation ("FCIC"). Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory actions by several regulators. The Company relies on payment of management fees from the regulated insurance subsidiaries to support its cash flow needs, and continued payment of those fees is subject to regulatory oversight.

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addresses certain policy and finance fee payments by Superior to Superior Insurance Group, Inc. ("Superior Group"), another subsidiary of the Company, and financial reporting issues, including disclosure of intercompany transactions. Superior has filed a petition with the FDOI which requests a formal hearing to review the Notice and a determination that the order contemplated by the Notice not be issued. The order, if issued, may restrict Superior from paying certain billing and policy fees to Superior Group and include a requirement that Superior Group repay to its subsidiary, Superior, billing and policy fees from prior years in an amount of approximately $35.2 million. In such event, there would be no financial impact on the Company's consolidated financial statements. A restriction on the ability of Superior to pay future billing and policy fees to Superior Group may necessitate that the Company take certain actions, which may be subject to regulatory approvals, to reallocate operating revenues and expenses between its subsidiaries. The Company intends to vigorously contest the issuance of any such order; however, there can be no assurance that an order, if issued, will not have a material adverse effect on the Company's results of operations or financial position.

The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the IDOI, the FDOI, the FCIC, and with other regulators (including the risk based capital levels of Pafco and IGF), in a manner satisfactory to the regulators could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that otherwise materially and adversely affect the Company's operations.

Rating of the Company's Subsidiaries May Adversely Affect the Company's Ability to Retain and Expand its Business

On July 12, 2000, Standard & Poors ("S&P") announced that their rating of IGF was reduced from `BBB+' to `CCCpi'. An insurer rated `CCC' is regarded S&P as having very weak financial security characteristics and is dependent on favorable business conditions to meet financial commitments. S&P rates companies' financial strength. The rating is not likely to improve unless IGF improves its future operating performance and/or holds meetings with S&P. Financial strength is a factor in an insurer's ability to compete effectively. There can be no assurance that this rating or other ratings assigned to the Company's Subsidiaries will not adversely affect the Company's competitive position. No other changes in the ratings of the Company subsidiaries have occurred since those reported previously.

The Company is Subject to a Number of Pending Legal Proceedings

As previously reported and discussed elsewhere in this report, the Company is involved in a number of pending legal proceedings. Most of these proceedings remain in the early stages. Although the Company believes that many of the allegations are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a materially adverse effect on the Company's operations.

The Terms of the Trust Preferred Securities May Restrict The Company's Ability to Act

The Company has issued Company obligated mandatorily redeemable preferred securities ("Preferred Securities") of $135 million aggregate principal amount through a wholly owned trust subsidiary. The Preferred Securities have a term of 30 years with annual interest of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's nonstandard automobile management company and dividend capacity from the crop insurance business. The Company deferred the semi-annual interest payment that was due February 2000 and may continue to defer such payments for up to five years as permitted by the indenture for the Preferred Securities. The Company also plans to defer the interest payment due August 2000. Although there is no present default under the indenture which would accelerate the payment of the Preferred Securities, the indenture contains a number of convenants which may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to: incur or guarantee debt; make payments to affiliates; repurchase its common stock; pay dividends on common stock; and make certain investments other than investment grade fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the Company.

REVIEW OF CONSOLIDATED OPERATIONS

Net Loss

For the three and six months ended June 30, 2000, the Company recorded a net loss of $(7,218,000) and $(12,596,000), or $(.69) and $(1.21) per share (basic and diluted). This is a decrease from net loss for the three months ended June 30, 1999 of $2,547,000 or $.25 per share. It also resulted in an increase of net loss for the six months ended June 30, 1999 of $1,809,000 or $.17 per share (basic and diluted).

Income before taxes and distributions on Preferred Securities for the nonstandard automobile segment showed a loss of $(5,458,000) and $(10,037,000) for the three and six months ended June 30, 2000 compared to losses of $(11,847,000) and $(11,054,000) for the three and six months ended June 30, 1999. 2000 losses were driven primarily by a decrease in net premiums earned and a realized loss on sale of investments of approximately $1,300,000. The realized loss occurred second quarter 2000. New investment managers were appointed and investment portfolios were restructured. The decrease in losses in 2000 is due to an improvement in loss ratio which was partially offset by an increase in the expense ratio. The expense ratio increased in 2000 due to a decrease in premium earned.

Income before taxes and distributions on Preferred Securities for the three and six months ended June 30, 2000 in the crop segment showed earnings of $3,147,000 and $7,157,000 which compares favorably to earnings of $1,767,000 and $3,369,000 for the same periods in 1999. The increase in earnings was primarily due to a decrease in the net loss to net premium retained ratios for crop hail and named peril in the second quarter of 2000 as compared to the same period in the prior year and less impact from increase to AgPI reserves.

Losses before tax and distributions on Preferred Securities for the corporate segment were $(1,550,000) and $(2,608,000) for the three and six months ended June 30, 2000 and $(1,165,000) and $(1,911,000) for the same period in 1999.
These losses consist primarily of amortization of intangibles and general and administrative expenses. The losses increased primarily due to a decrease in net premiums earned coupled with an increase in policy acquisition and general and administrative expenses.

Gross Premiums Written

Gross premiums written for the nonstandard automobile segment decreased 54.8% and 29.7% for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999. The primary reasons for this decline in volume are the downsizing by the Company of its nonstandard automobile business in certain competitive markets, rate increases and other underwriting initiatives intended to increase profitability.

Gross premiums written for the crop segment decreased 6.0% and 6.4% for the three and six months ended June 30, 2000 compared to the same periods in 1999. Such decrease was due to lower than expected second quarter 2000 crop hail business. Crop premiums (expressed in thousands) for the three and six months ended June 30, are as follows:

                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                     2000               1999             2000              1999
Catastrophic imputed                                 $12,250            $14,470          $24,500          $30,782
MPCI                                                  73,805             78,748          143,739          141,028
Crop hail and named perils                            27,303             28,776           41,729           57,123
AgPI  (1)                                                 --                 --               --               96
                                                          --                 --               --               --
                                                     113,358            121,994          209,968          229,028
Less:  Catastrophic imputed                          (12,250)           (14,470)         (24,500)         (30,782)
                                                     --------           --------         --------         --------
                                                     101,108           $107,524          185,468         $198,247
                                                     =======           ========          =======         ========
(1) Discontinued product sold in 1998.

Remaining other gross written premiums not reflected in nonstandard automobile or crop segments represent commercial business which is ceded 100% to an affiliate, Granite Reinsurance Company Ltd. ("Granite Re"). Other gross written premiums were $164,000 and $454,000 for the three and six months ended June 30, 2000 compared to $274,000 and $402,000 for the same periods in 1999. The decline is due to the effect of endorsements and cancellations on a book of business in run off beginning in 1999.

Net Premiums Written

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes and therefore no net written premiums result from MPCI business. Quota share cession rates for other lines of insurance for the three and six months ended June 30 are as follows:

                                                     2000               1999

Nonstandard automobile                                25%                 0%
Crop hail                                             54.9%               62%
Named peril                                            8.6%               50%

To address the writing ratio and other statutory surplus concerns, the Company ceded a portion of its automobile business effective January 1, 2000. The reinsurer has an A.M. Best rating of A++. Based on its 1999 results, IGF has decided to retain more risk on the crop hail line of business resulting in a decrease in the quota share cession rate.

Fee Income

Fee income increased 23.7% and .6% for the three and six months ended June 30, 2000 as compared to the same periods of 1999 due to the increases in policy fees charged. Also, higher premiums were written in the fourth quarter 1999 and first quarter 2000 on which billing and other fees on this business are still being collected.

Net Investment Income

Net investment income decreased 26.0% and 16.8% for the three and six months ended June 30, 2000 as compared to the corresponding periods of the prior year. This decrease was due to a decrease in the size of the investment portfolio and lower yields on the remaining investments.

Loss and Loss Adjustment Expense

The loss and LAE ratio for the Company's nonstandard auto segment for the three and six months ended June 30, 2000 was 78.1% and 82.6% of net premiums earned as compared to 92.2% and 85.4% for the corresponding periods in 1999 and 92.7% for the entire year of 1999. During the second quarter of 2000 the Company experienced favorable development on its loss and LAE reserves for losses other than AgPI losses occurring in 1999 and prior. This reduced the nonstandard auto loss and LAE ratio for the current quarter by 8.4%.

The loss and LAE ratio for the Company's crop insurance segment for the three and six months ended June 30, 2000, was 121.4% and 109.5% of net premiums earned. The loss and LAE ratio for 2000 includes unfavorable development on prior year loss and LAE reserves of $1,731,000. This includes $1,400,000 of additional loss and LAE reserves booked second quarter 2000 on the AgPI line of business written by the company in 1998.

Policy Acquisition and General and Administrative Expenses

Policy acquisition and general and administrative expenses were $14,500,000 and $28,890,000 or 33.0% and 32.2% of net premium earned for the three and six months ended June 30, 2000 compared to $19,652,000 and $31,544,000 or 27% and 23% of net premium earned in the corresponding periods of 1999. Overall expenses in the first six months of 2000 versus the first six months of 1999 decreased by $2,654,000. Within this decrease crop expenses increased by $4,215,000 while nonstandard auto expenses decreased by $7,591,000. The rest of the decrease is applicable to the corporate segment.

The expense ratio net of billing fees for the nonstandard auto segment was 38.6% and 34.9% of net premium earned for the three and six months ended June 30, 2000 compared to 31% and 27.1% of net premium earned in the corresponding periods of 1999. The six months expense ratio for nonstandard auto increased primarily due to a 39.2% decrease in net premiums earned comparing June 30, 2000 to June 30, 1999. Nonstandard auto expenses were $35,613,000 and $43,204,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. The decrease in expenses of $7,591,000 is primarily attributable to the ceding commission received from a quota share agreement effective January 1, 2000.

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

Provision (Benefit) for Income Taxes

The current provision primarily consists of a write off of a refund being denied by the IRS which is offset by a refund received in the first quarter of 2000 relating to a 1998 net operating loss. At June 30, 2000 the Company's net tax assets are fully offset by a 100% valuation allowance of approximately $26,907,000 which resulted in no tax benefit being reflected for the six months ended June 30, 2000.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

Total investments as of June 30, 2000 and December 31, 1999 were $168.8 million and $204.9 million, respectively. Composition of investments is comparable between these periods. The Company's market risk exposure has not materially changed since prior year end.

Cash and Cash Equivalents

Total cash and cash equivalent balances as of June 30, 2000 and December 31, 1999 were $120,000 and $3,097,000, respectively.

Investments in and Advances to Related Parties

Investments in and advances to related parties decreased from $1,462,000 at December 31, 1999, to $1,368,000 at June 30, 2000. The balance at June 30, 2000 is made up primarily of a $0.7 million investment in nonredeemable, nonvoting preferred stock of Granite Insurance Company and loans and relocation advances to Company officers.

Accounts Receivable

Receivables as of June 30, 2000 and December 31, 1999 were $174,822,000 and $86,450,000, respectively. The crop portion of the receivable balances as of June 30, 2000 and December 31, 1999 were $125,207,000 and $23,924,000, respectively. The fluctuation in the balance is due to cyclicality of the crop business.

Nonstandard auto receivable balances as of June 30, 2000 and December 31, 1999 were $49,421,000 and $62,299,000, respectively. The decrease in receivables is due to a decline in written premium.

Reinsurance Recoverables and Prepaid Reinsurance Premiums

Reinsurance recoverables were $72,524,000 and $98,258,000 as of June 30, 2000 and December 31, 1999, respectively. However the reinsurance recoverable balance is more effectively compared to the June 30, 1999 balance of $103,454,000. This is primarily due to the cyclical nature of the crop business. Of the total reinsurance recoverable balance, as of June 30, 2000 and 1999, $44,576,000 and $74,968,000, respectively pertain to crop business. The nonstandard auto recoverables were $21,349,000 and $4,150,000 for the periods ending June 30, 2000 and 1999, respectively. The nonstandard auto increase is attributable to a quota share treaty agreement effective January 1, 2000.

Prepaid reinsurance premiums were $134,694,000 and $10,463,000 as of June 30, 2000 and December 31, 1999, respectively. This prepaid balance is more effectively compared to the June 30, 1999 balance of $127,329,000. The prepaid reinsurance balance is affected by the cyclical nature of the crop business reinsured. Crop prepaid reinsurance premiums totaled $117,463,000 and $116,112,000 as of June 30, 2000 and 1999, respectively. Prepaid reinsurance premiums on nonstandard auto totaled $16,370,000 and $0 as of June 30, 2000 and 1999, respectively. The increase in nonstandard auto is attributable to a quota share agreement that was effective January 1, 2000.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs ("DAC") as of June 30, 2000 and December 31, 1999, were $10,151,000 and $13,920,000 respectively. Although these costs are comparable, the Company believes the ratio of DAC to net unearned premium would be more comparable using prior year to date comparisons. DAC as of June 30, 1999 was $16,901,000. DAC was primarily composed of DAC on nonstandard auto at June 30, 2000 and 1999 of $8,435,000 and $15,255,000, respectively. The ceded deferred costs on nonstandard auto at June 30, 2000 and 1999 were $2,889,000 and $0, respectively. DAC costs for nonstandard auto as compared with nonstandard net unearned premiums of $48,875,000 and $89,354,000 were 17.3% and 17.1% as of the above dates, respectively. DAC for crop insurance at June 30, 2000 and 1999 was $1,716,125 and $1,646,000, respectively. In the last quarter of 1999 the Company changed its method of calculating the auto deferred policy costs by including investment income in the computation.

Federal Income Taxes

Federal  income taxes  recoverable  were $0 and  $6,820,000 at June 30, 2000 and
December  31,  1999,   respectively.   The  1999  balance  consists  of  amounts
recoverable from the 1997 tax year due to tax losses generated in 1999.

Fixed Assets

Property and equipment, net of accumulated depreciation, decreased $1,470,000 over year end 1999. This change is primarily due to disposals and depreciation.

Intangible Assets

The balance in the intangible assets decreased from year end 1999 due to amortization expense. Intangible assets include goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest in Superior Insurance Group Management, Inc. and North American Crop Underwriters, Inc. ("NACU"), debt or Preferred Security issuance costs.

Loss and Loss Adjustment Expense Reserves

Total loss and LAE reserves decreased from $214,948,000 as of December 31, 1999 to $163,767,000 as of June 30, 2000. The total decrease in loss and LAE reserves is approximately $51,181,000.

Nonstandard auto reserves declined $7,419,000 during the second quarter of 2000; this decrease is consistent with the declining volume in nonstandard auto business and also includes some positive development on prior accident reserves. Reserves for crop insurance increased $2,623,000 during the second quarter of 2000 due to the seasonal nature of the business and due to an increase in AgPI reserves of $1,400,000. The remaining reserve decrease of $2,039,000 resulted from favorable settlement of outstanding claims on surplus line policies. Because most of the outstanding liabilities from this business are reinsured, the favorable development has minimal impact on the Company's net income.

Unearned Premium

The unearned premium reserve increased by $102,142,000 from December 31,1999 to June 30, 2000. Gross unearned premium was $192,150,000 and $90,008,000 as of June 30, 2000 and December 31, 1999, respectively. However, this unearned premium balance is more effectively compared to the June 30, 1999 balance of $226,482,000 due to the cyclical nature of the crop business. Crop unearned balances typically are higher midyear and drop as premium is earned towards the end of the year. Crop unearned as of June 30, 2000 and June 30, 1999 was $126,043,000 and $125,911,000, respectively. Crop unearned increased by $132,000 or .1% from June 30, 1999. This was primarily due to an increase in crop hail written premium for the same period. Unearned on nonstandard auto decreased $24,109,000 or 27% for the same period. This was primarily due to the decrease in nonstandard premiums written for the respective quarter ended June 30, 2000. Unearned for nonstandard auto was $65,245,000 and $89,354,000 as of June 30, 2000 and June 30, 1999.

Reinsurance Payables

Reinsurance payables increased by $113,654,000 from December 31, 1999 to June 30, 2000 due to the cyclical nature of the crop business. Crop payables increased from year end by $85,381,000 through June 30, 2000. Nonstandard auto increased by $30,956,000 from December 1999 due to a quota share agreement effective January 1, 2000.

Notes Payable

Notes payable includes the IGF Revolver which on December 31, 1999 and June 30, 2000 had an outstanding balance of $15,000,000 and $3,000,000, respectively. This change in the balance is due to the fact that IGF primarily depends upon the IGF Revolver to meet its seasonal needs for liquidity. The average interest rate on the IGF Revolver was 6.83% for the six months ended June 30, 1999 and 8.08% for the six months ended June 30, 2000.

Notes payable also include a $1,000,000 note due 2001 on the purchase of NACU which bears no interest. The balance of notes payable at June 30, 2000 consists of three smaller notes (less than $300,000 each) assumed in the acquisition of NACU which have various due dates from 2002 to 2006 with periodic payments at interest rates ranging from 7% to 9.09%.

Other Liabilities

Other liabilities decreased by $5,423,000 from December 31, 1999 to June 30, 2000. However, payables as of June 30, 2000 of $19,700,000 are more comparable to payables of $20,545,000 as of June 30, 1999.

Stockholders' Deficit

Stockholders' deficit has increased $13,023,000 from December 31, 1999. This increase is primarily the result of the net loss of $(12,596,070) for the six months ended June 30, 2000.

 LIQUIDITY AND CAPITAL RESOURCES

The Company's nonstandard automobile insurance subsidiaries' primary source of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, dividends and the purchase of investments. There is variability to cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During 2000, the Company has continued to liquidate some investments to pay claims. The Company historically has tried to maintain duration averages of
3.5 years. However, the losses in 1999 and 2000 have caused the Company to shorten the duration averages. The Company may incur a cost of selling longer bonds to pay claims. Claim payments tend to lag premium receipts. Due to losses, the Company has experienced a reduction in its investment portfolio but to date has not experienced any problems meeting its obligations for claims payments.

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

The Company itself relies primarily on the payment of management fees from its insurance subsidiaries as a source of cash flow. As discussed elsewhere in this report, the ability of the insurance subsidiaries to pay fees may be limited by regulatory action. The Company deferred the semi-annual Preferred Securities interest payments in February 2000, and intends to defer the payment due in August 2000. The Company believes it is in its best interest to maintain this cash for its operational needs. The trust indenture for the Preferred Securities contains certain restrictive covenants. Certain of these covenants are based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA). If the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

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

These restrictions currently apply as the Company's consolidated coverage ratio was (4.45) in June 30, 2000, and will continue to apply until the Company's consolidated coverage ratio exceeds the amount set forth in the indenture.

The Company's consolidated total assets of $640,255,000 at June 30, 2000 increased $140,444,000 from the balance at December 31, 1999. The primary reason for this increase was an increase in receivable balances and prepaid reinsurance premiums which are impacted by the cyclical nature of the crop hail business.

As of June 30, 2000, the Company had $15,423,000 of cash, cash equivalents and short-term investments available to meet short-term operating cash needs. This was a decrease of $9,494,000 from the December 31, 1999 balance.

The Company's portfolio of fixed maturities reduced to $132,774,000 at June 30, 2000 from $166,748,000 and $190,617,000 at December 31, 1999 and June 30, 1999,
as a result of the sale of fixed maturities to fund operating losses.

Net cash used by operating activities to June 30, 2000 aggregated $23,151,000 compared to cash provided from operations of $10,731,000 for the comparable period in 1999. This decrease in net cash of $33,882,000, results from a negative change in operating assets and liabilities.

Net cash provided from investing activities of $32,843,000 for the six months ended June 30, 2000 compares to cash used in investing activities of $12,386,000 for the comparable period in 1999. Such increase was due primarily to a reduction in the purchases of fixed maturities.

Overall, operating cash flow for the Company and its insurance subsidiaries combined with the availability of short term investments and the liquidation of certain fixed maturity investments continues to be adequate to meet policyholders needs for claims and other needs. The Company believes these cash flows will continue to be adequate through the next year.

The IGF Revolver has been extended through May 10, 2001. IGF relies upon the IGF Revolver to meet seasonal needs for liquidity. The maximum amount that may be borrowed on the IGF Revolver was $8,000,000 as of August 3, 2000.

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

PART II -         OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

                  Except as indicated in the following paragraphs there have been no material developments in any of the pending legal proceedings reported by the Company in its December 31, 1999 Form 10-K.

                  As previously reported, IGF, several brokers and a third party carrier are parties to a number of pending legal proceedings relating to agricultural business interruption policies sold during 1998 ("AgPI") which has since been discontinued. See
                  Note 6 "Commitments and Contingencies" in the consolidated financial statements. IGF remains a defendant in five lawsuits pending in California state court (King and Fresno counties). Discovery in the pending cases is proceeding. As of June 30, 2000, IGF had paid an aggregate of approximately $28,517,000 to AgPI policyholders. The Company increased its reserves during the second quarter by $1,400,000 and as of June 30, 2000 has reserved a total of 35,900,000. The unpaid reserve for AgPI as of June 30, 2000 was $7,383,000. Four lawsuits have been settled since the end of the second quarter of 2000. The third party carrier of the policies has, over the objections of IGF, settled some of the AgPI cases for amounts in excess of policy limits. Certain of the settlements made by the third party carrier have exceeded established reserves for the particular cases involved. The Company does not believe it will ultimately be responsible for the settlement amounts paid by the third party carrier and, therefore, the Company has not adjusted its reserves. However, there can be no assurance that the Company's ultimate liability with respect to the settlements and future legal proceedings involving the policies will not have a material adverse effect on the Company's results of operations or financial position.

                  On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addresses certain policy and finance fee payments by Superior to Superior Insurance Group, Inc. ("Superior Group"), another subsidiary of the Company, and financial reporting issues, including disclosure of intercompany transactions. Superior has filed a petition with the FDOI which requests a formal hearing to review the Notice and a determination that the order contemplated by the Notice not be issued. The order, if issued, may restrict Superior from paying certain billing and policy fees to Superior Group and include a requirement that Superior Group repay to its subsidiary, Superior, billing and policy fees from prior years in an amount of approximately $35.2 million. In such event, there would be no financial impact on the Company's consolidated financial statements. A restriction on the ability of Superior to pay future billing and policy fees to Superior Group may necessitate that the Company take certain actions, which may be subject to regulatory approvals, to reallocate operating revenues and expenses between its subsidiaries. The Company intends to vigorously contest the issuance of any such order; however, there can be no assurance that an order, if issued, will not have a material adverse effect on the Company's results of operations or financial position.

                  There have been no material developments in any of the other pending legal proceedings previously reported by the Company in the December 31, 1999 Form 10-K.

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

ITEM 2.  CHANGES IN SECURITIES
                  None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                  We held our annual meeting of shareholders on May 31, 2000. At that meeting, our shareholders reelected Alan G. Symons and Robert C. Whiting to be duly elected Directors of the Company each to serve a three year term or until his successor is elected and has qualified. Our shareholders also ratified, by vote, the selection of BDO Seidman, LLP as the Company's independent auditor for 2000. The final results of the votes taken at that meeting were as follows:

                                                   Votes For        Votes Against   Non-Votes       Abstentions

                  Election of Directors:
                  Alan G. Symons                   9632309                                          427187
                  Robert C. Whiting                9644459                                          415037
                  BDO Seidman, LLP                 9688731          361815                          8950

                  In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

                  Douglas H. Symons         2001
                  Gene S. Yerant            2001
                  G. Gordon Symons          2002
                  John K. McKeating         2002
                  Larry S. Wechter          2002

ITEM 5.  OTHER INFORMATION

                  On July 11, 2000, the Company's common stock was delisted from the Nasdaq National Market and began trading on the Nasdaq OTC Bulletin Board as SIGC.OB.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                      Exhibit 27     Financial Data Schedule.
                                     Submitted in electronic format only.

(b)      8-K Reports:
                      During the second quarter of 2000, the Company filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2000                               By:______________________
                                                           Douglas H. Symons
                                                         Chief Executive Officer



Dated: August 11, 2000                               By: ______________________
                                                            Bruce K. Dwyer
                                                           Vice President and
                                                         Chief Financial Officer