Form 10-Q
period 2000-09-30
SYMONS INTERNATIONAL GROUP INC
filed 2000-11-14
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One
[ X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

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

       Registrant's telephone number, including area code: (317) 259-6300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 1, 2000, there were 10,385,399 shares of Registrant's $1.00 par value common stock issued and outstanding.

                                 FORM 10-Q INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


Page

Number

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Financial Statements:
           Consolidated Balance Sheets at September 30, 2000
           (unaudited) and December 31, 1999...........................       3

           Unaudited Consolidated Statements of Earnings (Loss)
           for the Three and Nine Months Ended
           September 30, 2000 and 1999.................................       4

           Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999 ..............       6

           Condensed Notes to Unaudited Consolidated Financial
           Statements..................................................       7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................      13

Item 3     Qualitative and Quantitative Disclosures About Market Risk...     22

PART II    OTHER INFORMATION............................................     22

SIGNATURES      ........................................................     24




PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)


                                                                               September 30,     December 31,
                                                                                   2000               1999
                                                                                (Unaudited)
ASSETS
Investments
Available for sale:
    Fixed maturities, at market                                                   $116,838           $166,748
    Equity securities, at market                                                    17,392             13,425
    Short-term investment, at amortized cost which approximates market              17,747             21,820
Mortgage loans, at cost                                                              1,900              1,990
Other                                                                                1,039                945
                                                                                     -----                ---
        Total Investments                                                          154,916            204,928
Investment in and advances to related parties                                          689              1,462
Cash and cash equivalents                                                           19,991              3,097
Receivables, net of allowance for doubtful accounts                                168,790             86,450
Reinsurance recoverable on paid and unpaid losses, net                             161,049             98,258
Prepaid reinsurance premiums                                                        50,172             10,463
Federal income taxes recoverable                                                        --              6,820
Deferred policy acquisition costs                                                    8,291             13,920
Property and equipment, net of accumulated depreciation                             18,934             21,936
Intangible assets                                                                   42,499             43,221
Other assets                                                                        11,287              9,256
                                                                                    ------              -----
           TOTAL ASSETS                                                           $636,618           $499,811
                                                                                  ========           ========

LIABILITIES
Losses and loss adjustment expense reserves                                       $243,521           $214,948
Unearned premiums                                                                   99,431             90,008
Reinsurance payables (including payable to affiliate of $2.2 mil in 2000
     and $2.1 mil in 1999)                                                         176,923             37,974
Notes payable                                                                        3,676             16,929
Interest payable on preferred securities                                            14,884              4,809
Other                                                                               22,688             25,123
                                                                                    ------             ------
           TOTAL LIABILITIES                                                       561,123            389,791
                                                                                   -------            -------

Commitments and contingencies:
Minority interest:
Company obligated mandatorily redeemable preferred stock of trust
subsidiary holding solely parent debentures                                        135,000            135,000
                                                                                   -------            -------

STOCKHOLDERS' DEFICIT
Common Stock                                                                        38,136             38,136
Additional paid-in capital                                                           5,851              5,851
Unrealized loss on investments                                                      (1,910)            (4,898)
Retained deficit                                                                  (101,582)           (64,069)
                                                                                  ---------           --------
           TOTAL STOCKHOLDERS' DEFICIT                                             (59,505)           (24,980)
                                                                                   --------           --------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $636,618           $499,811
                                                                                  ========           ========


See condensed notes to consolidated financial statements




SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in thousands, except per share data)


                                                                                      Three Months Ended
                                                                                        September 30,
                                                                                   2000               1999
                                                                                   ----               ----

Gross premiums written                                                             $80,289            $67,685
Less ceded premiums                                                                (43,261)           (12,431)
                                                                                   --------           --------
Net premiums written                                                                37,028             55,254
Change in net unearned premiums                                                      7,984             11,301
                                                                                     -----             ------
Net premiums earned                                                                 45,012             66,555
Fee income                                                                           3,637              3,104
Net investment income                                                                2,507              3,021
Net realized loss on sale of investments                                            (2,632)              (452)
                                                                                    -------              -----
        Total Revenues                                                              48,524             72,228

Loss and loss adjustment expenses                                                   46,432             66,788
Policy acquisition and general and administrative expenses                          22,765             30,273
Interest expense                                                                       134                197
Amortization of intangibles                                                            655                631
                                                                                       ---                ---
    Total Expenses                                                                  69,986             97,889
                                                                                    ------             ------
    Loss before income taxes and minority interest                                 (21,462)           (25,661)
Benefit for income taxes                                                                --             (8,669)
                                                                                        --             -------
    Net loss before minority interest                                              (21,462)           (16,992)
Minority interest; net of tax
Interest on preferred securities                                                    (3,454)            (2,101)
                                                                                    -------            -------
    Net loss                                                                      $(24,916)          $(19,093)
                                                                                  =========
Other comprehensive earnings (loss); net of tax
    Change in unrealized losses on securities                                        3,415             (1,324)
                                                                                     -----             -------
Comprehensive loss                                                                $(21,501)          $(20,417)
                                                                                  =========          =========

Net  loss per share - basic                                                         $(2.40)            $(1.84)
                                                                                    =======            =======
Net  loss per share - fully diluted                                                 $(2.40)            $(1.84)
                                                                                    =======            =======
Weighted average shares outstanding :
    Basic                                                                           10,385             10,385
                                                                                    ------             ------
    Fully diluted                                                                   10,385             10,385
                                                                                    ------             ------



See condensed notes to consolidated financial statements

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in thousands, except per share data)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2000               1999
                                                                                   ----               ----

Gross premiums written                                                            $355,648           $393,577
Less ceded premiums                                                               (250,856)          (187,237)
                                                                                  ---------          ---------
Net premiums written                                                               104,792            206,340
Change in net unearned premiums                                                     30,072             (2,538)
                                                                                    ------             -------
Net premiums earned                                                                134,864            203,802
Fee income                                                                          11,237             10,659
Net investment income                                                                8,003              9,630
Net realized loss on sale of investments                                            (3,948)            (1,468)
                                                                                    -------            -------
        Total Revenues                                                             150,156            222,623

Loss and loss adjustment expenses                                                  123,170            191,332
Policy acquisition and general and administrative expenses                          51,655             64,285
Interest expense                                                                       360                376
Amortization of intangibles                                                          1,921              1,887
                                                                                     -----              -----
    Total Expenses                                                                 177,106            257,880
                                                                                   -------            -------
    Loss before income taxes and minority interest                                 (26,950)           (35,257)
Provision (benefit) for income taxes                                                   487            (11,629)
                                                                                       ---            --------
    Net loss before minority interest                                              (27,437)           (23,628)
Minority interest; net of tax
Interest on preferred securities                                                   (10,075)            (6,252)
                                                                                   --------            -------
    Net loss                                                                      $(37,512)          $(29,880)
                                                                                  ---------
Other comprehensive earnings (loss); net of tax
    Change in unrealized gains (losses) on securities                                2,988             (4,182)
                                                                                     -----             -------
Comprehensive loss                                                                $(34,524)          $(34,062)
                                                                                  =========          =========

Net  loss per share - basic                                                          $(3.61)           $(2.88)
                                                                                     =======           =======
Net  loss per share - fully diluted                                                  $(3.61)           $(2.88)
                                                                                     =======           =======
Weighted average shares outstanding :
    Basic                                                                           10,385             10,385
                                                                                    ------             ------
    Fully diluted                                                                   10,385             10,385
                                                                                    ------             ------



See condensed notes to consolidated financial statements



SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2000               1999

Cash flows from operating activities:
    Net loss for the period                                                       $(37,512)          $(29,880)
    Adjustments to reconcile net earnings to net cash provided from (used
    in) operations:
        Depreciation and amortization                                                6,848              5,435
        Deferred income tax benefit                                                     --             (4,605)
        Net realized loss on sale of investments                                     3,948              1,468
Net changes in operating assets and liabilities:
    Receivables                                                                    (82,340)           (24,380)
    Reinsurance recoverable on paid and unpaid losses, net                         (62,791)          (159,544)
    Prepaid reinsurance premiums                                                   (39,709)             1,705
    Deferred policy acquisition costs                                                5,629              3,933
    Other assets                                                                    (3,210)            (1,743)
    Losses and loss adjustment expenses                                             28,573            129,549
    Unearned premiums                                                                9,424              6,655
    Reinsurance payables                                                           141,073             59,930
    Interest payable on preferred securities                                        10,075             (3,206)
    Federal income taxes                                                             6,820                964
    Other liabilities                                                               (2,437)            13,073
                                                                                    -------            ------
NET CASH USED IN OPERATIONS                                                        (15,609)              (646)
                                                                                   --------              -----
Cash flow provided from (used in) investing activities:
    Net (purchases) sales of short-term investments                                  4,073             (6,215)
    Purchases of fixed maturities                                                   (3,787)          (138,658)
    Proceeds from sales, calls and maturities of fixed maturities                   54,343            149,131
    Purchase of equity securities                                                  (20,228)            (4,505)
    Proceeds from sales of equity securities                                        14,183              3,926
    Purchases of property and equipment                                             (1,457)            (6,350)
    Purchases of other investments                                                     (20)               (63)
                                                                                       ----               ----
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                               47,107             (2,734)
                                                                                    ======             -------
Cash flow provided from (used in) financing activities:
    Payments on notes payable                                                      (13,253)            (6,155)
    Loans from (repayments to) related parties                                      (1,351)             1,014
                                                                                    -------             -----
NET CASH USED IN FINANCING ACTIVITIES                                              (14,604)            (5,141)
                                                                                   --------            -------
Increase (decrease) in cash and cash equivalents                                    16,894             (8,521)
Cash and cash equivalents, beginning of period                                       3,097             14,800
                                                                                     -----             ------
Cash and cash equivalents, end of period                                           $19,991             $6,279
                                                                                   =======             ======




See condensed notes to consolidated financial statements


                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             For The Three and Nine Months Ended September 30, 2000



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

2.       Supplemental Cash Flow Information
         Net cash payments of interest were $737,000 and $13,566,000 for the nine months ended September 30, 2000 and 1999, respectively. Net cash received related to refunded income taxes was $6,739,000 and $12,810,000 for the first nine months of 2000 and 1999, respectively.

3.       Notes Payable
         One of the Company's insurance subsidiaries, IGF Insurance Company ("IGF"), had a revolving bank line of credit (the "IGF Revolver"). During the third quarter 2000 the maximum amount available under the IGF Revolver was $8,000,000. As of September 30, 2000, the outstanding balance was $0 and the credit facility was cancelled. The weighted average interest rate on the IGF Revolver was 8.61% for the nine months ended September 30, 2000 and 6.83% for the nine months ended September 30, 1999.

         Notes payable also includes a $1,000,000 note due July 1, 2001 on the purchase of North American Crop Underwriters, Inc. ("NACU") at no interest. The balance of notes payable at September 30, 2000 includes three smaller notes (less than $300,000 each) assumed in the acquisition of NACU, which have various due dates from 2002 to 2006 with periodic payments at interest rates ranging from 7% to 9.09%.

4.       Preferred Securities
         The preferred securities represent company-obligated mandatorily redeemable preferred securities of a trust subsidiary (the "Preferred Securities") holding solely parent debentures which have a term of 30 years with semi-annual interest payments commencing February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years. Under the terms of the indenture, the Company is permitted to defer semi-annual interest payments for up to five years. The Company deferred interest payments that were due in February and August 2000.

         The indenture for the Preferred Securities contains certain restrictive covenants. Some of these covenants are based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA"). If the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security interest) for the most recent four quarters, the following restrictions become effective:

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

5.       Regulatory Affairs
         As previously reported, Pafco General Insurance Company ("Pafco") has agreed to an order under which the Indiana Department of Insurance ("IDOI") may monitor more closely the ongoing operations of Pafco. Pafco's inability or failure to comply with this order could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. On October 10, 2000, Pafco informed the Iowa Department of Insurance ("IADOI") of its decision to stop writing new business in Iowa while it reviews and revises its current program in this state. Pafco will continue to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

         The financial review of Superior Insurance Company ("Superior") for the year ended December 31, 1999 by the Florida Department of Insurance ("FDOI") is ongoing. As previously reported, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addresses certain policy and finance fee payments by Superior to Superior Insurance Group, Inc. ("Superior Group"), another subsidiary of the Company, and financial reporting issues, including disclosure of intercompany transactions. Superior filed a petition with the FDOI which requests a formal hearing to review the Notice and a determination that the order contemplated by the Notice not be issued. The hearing is scheduled for December 8, 2000. The order, if issued, may restrict Superior from paying certain billing and policy fees to Superior Group and include a requirement that Superior Group repay to its subsidiary, Superior, billing and policy fees from prior years in an amount of approximately $35.2 million. In such event, there would be no financial impact on the Company's consolidated financial statements. A restriction on the ability of Superior to pay future billing and policy fees to Superior Group may necessitate that the Company take certain actions, which may be subject to regulatory approvals, to reallocate operating revenues and expenses between its subsidiaries. The Company intends to vigorously contest the issuance of any such order. Pafco, IGF and Superior also provide monthly financial information to the departments of insurance in certain states in which they write business, and Pafco and IGF have agreed to obtain prior approval of any new affiliated party transactions.

         The Company's insurance subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the IDOI, the FDOI, the insurance regulators of other states in which the subsidiaries write business, and in the case of IGF, the Federal Crop Insurance Corporation ("FCIC"). Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators and, in the case of IGF, the FCIC, primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve outstanding issues with the IDOI, the FDOI and other regulators in a manner satisfactory to the Company could result in future regulatory actions or proceedings that may materially and adversely affect the Company.

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

         As previously reported, IGF, several brokers and a third party carrier are parties to a number of pending legal proceedings relating to agricultural business interruption policies sold during 1998 ("AgPI") which have since been discontinued. Since last reported, all claims by the policyholders in the AgPI lawsuits have been settled by the third party carrier of the policies. Over the objections of IGF, the third party carrier settled some of the AgPI cases for amounts in excess of policy limits. Cross claims remain pending in California state court (King and Fresno counties) between IGF and other defendants in the AgPI cases, and discovery is proceeding. As of September 30, 2000, IGF had paid an aggregate of approximately $28,626,000 to AgPI policyholders. The Company increased its reserves during the third quarter by $3,800,000. The unpaid reserves for AgPI as of September 30, 2000 are $11,074,000. Certain of the settlements made by the third party carrier exceeded established reserves for the particular cases involved. The Company does not believe it will ultimately be responsible for the full amount of the settlement amounts paid by the third party carrier; however, the Company adjusted its reserves during the third quarter of 2000 for a portion of the settlement amounts paid by the third party carrier. Management believes that the reserve is sufficient to meet all future obligations. There can be no assurance that the Company's ultimate liability with respect to the settlements and pending legal proceedings involving the policies will not have a material adverse effect on the Company's results of operations or financial position.

         As previously reported, there are two class action claims pending in Florida which allege that Superior Guaranty Insurance Company ("Superior Guaranty") improperly charged service or finance fees in violation of Florida law. The plaintiff in one of these actions has obtained certification as a class. The Company believes that it has substantially complied with the premium financing statute and intends to vigorously defend any potential loss.

         On February 4, 2000 a complaint for class action was filed against Superior in the Circuit Court for Dade County, Florida. The plaintiff alleges that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. The Company believes the allegations are without merit and intends to vigorously defend the charges.

         On September 15, 2000 a complaint for class action was filed against Superior in the Circuit Court for Lee County, Florida. The complaint alleges that Superior inappropriately reduced or denied medical claims in violation of Florida law. The Company believes the case is without merit and intends to vigorously defend the charges brought against it.

         The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. These actions were considered by the Company in establishing its loss reserves. The Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position.

7.       Loss Development on Prior Accident Periods
         During the first three quarters of 2000 the Company experienced favorable development on its year end 1999 loss and loss adjustment expense ("LAE") reserves for other than crop in the amount of $4,526,000. The favorable development primarily related to nonstandard auto. During the third quarter there was no material development on June 30, 2000 reserves.

         During the same period the Company experienced an unfavorable development on its year end crop insurance loss and LAE reserves in the amount of $5,752,000. This includes $5,200,000 of additional loss and LAE reserves booked through the third quarter of 2000 on the discontinued AgPI line of business.

8.       Segment Disclosures
         The Company has two reportable segments based on products: nonstandard automobile insurance and crop insurance. The accounting policies of the segments are the same as those described in the December 31, 1999 Annual Report on Form 10-K in "Nature of Operating and Significant Accounting Policies." There are no significant intersegment transactions. The Company evaluates performance and allocates resources to the segments based on profit or loss from operations before income taxes.

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

         The following tables show financial data by segment (in thousands):

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                      2000              1999

        NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS
            Gross premiums written                                                    $45,450            $57,416
                                                                                      =======            =======
            Net premiums written                                                      $28,086            $56,079
                                                                                      =======            =======
            Net premiums earned                                                       $30,857            $59,238
            Fee income                                                                  3,356              2,994
            Net investment income                                                       2,393              2,961
            Net realized loss on sale of investments                                   (2,632)              (407)
                                                                                       -------              -----
                TOTAL REVENUES                                                         33,974             64,786
                                                                                       ------             ------
            Losses and loss adjustment expense                                         25,629             54,899
            Policy acquisition and general and administrative expenses                 16,251             26,725
                                                                                       ------             ------
                TOTAL EXPENSES                                                         41,880             81,624
                                                                                       ------             ------
            Loss before income taxes                                                  $(7,906)          $(16,838)
                                                                                      ========          =========
        GAAP RATIOS (Nonstandard Automobile Only):
            Loss and LAE Ratio (1)                                                      83.10%              92.68%
            Expense ratio, net of billing fees (2)                                      41.80%              40.06%
                                                                                        ------              ------
            Combined ratio (3)                                                         124.90%             132.74%
                                                                                       =======             =======

        CROP INSURANCE OPERATIONS:
            Gross premiums written                                                    $34,447            $10,201
                                                                                      =======            =======
            Net premiums written                                                       $8,942              $(824)
                                                                                       ======              ======
            Net premiums earned                                                       $14,155             $7,316
            Fee income                                                                    281                110
            Net investment income                                                          91                 22
                                                                                           --                 --
                TOTAL REVENUES                                                         14,527              7,448
                                                                                       ------              -----
            Losses and loss adjustment expenses                                        20,803             11,889
            Policy acquisition and general and administrative expenses                  5,813              3,244
            Interest and amortization of intangibles                                      299                318
                                                                                          ---                ---
                TOTAL EXPENSES                                                         26,915             15,451
                                                                                       ------             ------
            Loss before income taxes                                                 $(12,388)           $(8,003)
                                                                                     =========           ========

(1)      Loss and LAE ratio:  ratio of loss and LAE  incurred during the period, as a percentage of net premium earned.
(2)      Expense ratio, net of billing fees: ratio of policy acquisition and general and administrative expense less fee income, as a percentage of net premium earned.
(3)      Combined ratio:  sum of the loss and LAE ratio plus the expense ratio net of billing fees.




                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        2000              1999

      NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS
          Gross premiums written                                                        $134,887         $184,659
                                                                                        ========         ========
          Net premiums written                                                           $77,901         $193,918
                                                                                         =======         ========
          Net premiums earned                                                           $111,275         $191,472
          Fee income                                                                      10,921           10,412
          Net investment income                                                            7,706            9,421
          Net realized loss on sale of investments                                        (3,949)          (1,423)
                                                                                          -------          -------
              TOTAL REVENUES                                                             125,953          209,882
                                                                                         -------          -------
          Losses and loss adjustment expense                                              92,032          167,843
          Policy acquisition and general and administrative expenses                      51,864           69,929
                                                                                          ------           ------
              TOTAL EXPENSES                                                             143,896          237,772
                                                                                         -------          -------
          Loss before income taxes                                                      $(17,943)        $(27,890)
                                                                                        =========        =========
      GAAP RATIOS (Nonstandard Automobile Only):
          Loss and LAE Ratio (1)                                                           82.70%            87.66%
          Expense ratio, net of billing fees (2)                                           36.80%            31.08%
                                                                                           ------            ------
          Combined ratio (3)                                                              119.50%           118.74%
                                                                                          =======           =======

      CROP INSURANCE OPERATIONS:
          Gross premiums written                                                        $219,915         $208,448
                                                                                        ========         ========
          Net premiums written                                                           $26,891          $12,422
                                                                                         =======          =======
          Net premiums earned                                                            $23,589          $12,330
          Fee income                                                                         316              247
          Net investment income                                                              177               61
          Net realized capital gain                                                            1               --
                                                                                               -               --
              TOTAL REVENUES                                                              24,083           12,638
                                                                                          ------           ------
          Losses and loss adjustment expenses                                             31,137           23,489
          Policy acquisition and general and administrative expenses(4)                   (2,634)          (6,950)
          Interest and amortization of intangibles                                           811              735
                                                                                             ---              ---
              TOTAL EXPENSES                                                              29,314           17,274
                                                                                          ------           ------
          Loss before income taxes                                                       $(5,231)         $(4,636)
                                                                                         ========         ========

      (1)   Loss and LAE ratio:  ratio of loss and LAE  incurred during the period, as a percentage of net premium earned.
      (2)   Expense ratio, net of billing fees:  ratio of policy acquisition and general and administrative  expense less fee income, as a percentage of net premium earned.
      (3)   Combined ratio:  sum of the loss and LAE ratio plus the expense ratio net of billing fees.
      (4)   Negative crop  expenses are caused by inclusion of Multiple  Peril Crop
            Insurance ("MPCI") expense reimbursement and underwriting gain.





                                                                                 Three Months Ended
                                                                                    September 30,
                                                                                2000             1999
         Loss before income taxes and minority interest:
             Nonstandard automobile                                            $(7,906)         $(16,838)
             Crop                                                              (12,388)           (8,003)
                                                                               --------           -------
                 Segment totals                                                (20,294)          (24,841)
             Corporate and other                                                (1,168)             (820)
                                                                                -------             -----
                 Consolidated totals                                          $(21,462)         $(25,661)
                                                                              =========         =========

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                2000             1999
         Loss before income taxes and minority interest:
             Nonstandard automobile                                           $(17,943)         $(27,890)
             Crop                                                               (5,231)           (4,636)
                                                                                -------           -------
                 Segment totals                                                (23,174)          (32,526)
             Corporate and other                                                (3,776)           (2,731)
                                                                                -------           -------
                 Consolidated totals                                          $(26,950)         $(35,257)
                                                                              =========         =========


                                                                           September 30,     December 31,
                                                                                2000             1999
         Segment assets:
             Nonstandard automobile                                           $229,358          $229,640
             Crop                                                              316,725           145,622
             Corporate and other                                                90,535           124,549
                                                                                ------           -------
                Consolidated totals                                           $636,618          $499,811
                                                                              ========          ========

9.       Reclassifications
         Certain prior period amounts have been reclassified to conform with current year presentation.

10.      Earnings Per Share
         Basic and diluted net loss per share are computed by dividing net loss as reported by the average number of shares outstanding as follows:

                                                                             Three and Nine Months Ended
                                                                                    September 30,
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


         The Company had 1,418,333 stock options outstanding as of September 30, 2000. The Company issued 100,000 stock options in the third quarter 2000. The weighted average common shares outstanding on a basic and a fully diluted basis are the same because of the net losses in 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

Symons International Group, Inc. ("Company") owns, directly and indirectly through other subsidiaries, insurance companies which underwrite and market nonstandard private passenger automobile insurance and crop insurance. The Company's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"). The Company is approximately a 70.0% subsidiary of Goran Capital Inc. ("Goran").

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

Crop Insurance Operations

The two principal components of the Company's crop insurance business are multiple peril crop insurance ("MPCI") and private named peril crop insurance, primarily crop hail insurance. Crop insurance is purchased by farmers to reduce the risk of crop loss from adverse weather and other uncontrollable events. Farms are subject to drought, floods and other natural disasters that can cause widespread crop losses and, in severe cases, force farmers out of business. Historically, one out of every twelve acres planted annually by farmers has not been harvested because of adverse weather or other natural disasters. Because many farmers rely on credit to finance their purchases of such agricultural inputs as seed, fertilizer, machinery and fuel, the loss of a crop to a natural disaster can reduce their ability to repay these loans and to find sources of funding for the following year's operating expenses.

The Company generates revenue like other private insurers participating in the MPCI program in two ways. First, it markets, issues and administers policies for which it receives administrative fees; and second, it participates in a profit-sharing arrangement with the federal government. The Company may also pay a portion of the aggregate loss, in respect of the business it writes, if the losses exceed certain levels. The Company writes MPCI and crop hail insurance through approximately 2,800 independent agencies in 46 states. Of the 2,800 licensed agents approximately 1,600 are actively writing business.

The Company's underwriting risk is affected by the following factors: (1) the Company has a large exposure of crops planted in the fall and winter (citrus and nursery in Florida, nursery in Texas, wheat in Kansas), (2) the Company's crop revenue coverage ("CRC") risk which is tied to commodity prices is quantified in July, November and December but is incurred throughout the various growing seasons, (3) the preventative planting risk that the Company incurs on its traditional spring crops, and (4) the planting of its spring crops (corn and soybeans in the Midwest), the majority of which occurs prior to the end of May of any given crop year. Also, MPCI policies are continuous and automatically renew each year unless the insured notifies the Company prior to March 15 of each year or in certain circumstances other pre-set dates determined by crop and location.

In addition to MPCI, the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hailstorms and involves no federal participation. The Company also offers a proprietary product which combines the application and underwriting process for MPCI and hail coverages - HAILPLUS(TM) ("HAILPLUS"). This product tends to produce less volatile loss ratios than the stand alone crop hail product since the combined product generally insures a greater number of acres, thereby spreading the risk of damage over a larger insured area. Approximately 33% of the Company's hail policies are written in combination with MPCI. Although both crop hail and MPCI provide coverage against hail damage, the private crop hail coverages allow farmers to receive payments for hail damage which would not be severe enough to require a payment under an MPCI policy. The Company believes that offering crop hail insurance enables it to sell more policies.

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

Losses Have Been Reported and May Continue

The Company has been reporting losses on a quarterly basis since the third quarter of 1998. Pre-tax losses for the nine months ended September 30, 2000 and September 30, 1999 were $(26,950,000) and $(35,257,000) respectively. Most of these losses are attributed to the auto segment. Although losses have continued, losses from the auto segment have decreased from 1999 largely due to favorable developments in loss ratios. The Company is continuing to seek and implement rate increases and other underwriting actions to further improve profitability. Additionally, the Company's volume of nonstandard auto business appears to be increasing. As the Company increases premium volume, the expense ratio should reduce. Auto segment losses in the third quarter were further impacted by $2,632,000 realized losses due to the repositioning of the investment portfolio. The crop segment reported a pre-tax loss of approximately $(12,388,000) for the third quarter. This loss was a result of unfavorable development of hail and named peril losses, an increase of AgPI reserves, and additional reinsurance costs. Although the Company has taken a number of actions to address the factors that have contributed to these past losses, there can be no assurance that operating losses will not continue.

Recent and Further Regulatory Actions May Affect the Company's Future Operations

The Company's insurance subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the Indiana Department of Insurance ("IDOI"), the Florida Department of Insurance ("FDOI"), the insurance regulators of other states in which the insurance subsidiaries write business and, in the case of IGF, the Federal Crop Insurance Corporation ("FCIC"). Moreover, the insurance subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance subsidiaries and have resulted in enhanced scrutiny and regulatory actions by several regulators. The Company relies on payment of management fees from the regulated insurance subsidiaries to support its cash flow needs, and continued payment of those fees is subject to regulatory oversight.

As previously reported, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addresses certain policy and finance fee payments by Superior to Superior Insurance Group, Inc. ("Superior Group"), another subsidiary of the Company, and financial reporting issues, including disclosure of intercompany transactions. Superior has filed a petition with the FDOI which requests a formal hearing to review the Notice and a determination that the order contemplated by the Notice not be issued. The hearing is scheduled for December 8, 2000. The Company intends to vigorously contest the issuance of any such order; however, there can be no assurance that an order, if issued, will not have a material adverse effect on the Company's results of operations or financial position.

The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the IDOI, the FDOI, the FCIC, and with other regulators, in a manner satisfactory to the regulators could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that otherwise may adversely affect the Company's operations.

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

The Terms of the Trust Preferred Securities May Restrict the Company's Ability to Act

The Company has issued company obligated mandatorily redeemable preferred securities ("Preferred Securities") of $135 million aggregate principal amount through a wholly owned trust subsidiary. The Preferred Securities have a term of 30 years with annual interest of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's nonstandard automobile management company and dividend capacity from the crop insurance business. The Company deferred interest payments that were due February and August 2000 and may continue to defer such payments for up to five years as permitted by the indenture for the Preferred Securities. Although there is no present default under the indenture which would accelerate the payment of the Preferred Securities, the indenture contains a number of convenants which may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to: incur or guarantee additional debt; make payments to affiliates; repurchase its common stock; pay dividends on common stock; and make certain investments other than investment grade fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flows of the Company.

The Terms of the Strategic Alliance Agreement May Adversely Impact the Operations of IGF

As previously reported, on February 28, 1998 the Company, IGF and IGF Holdings, Inc. entered into a Strategic Alliance Agreement ("SAA") with Continental Casualty Company ("CNA") under which the Company assumed the multiple peril and crop hail insurance operations of CNA. The SAA provides for continuous reinsurance by CNA of a portion of the multiple peril and crop hail business written by the Company. The SAA also includes a put mechanism whereby IGF may be required to purchase all of such business from CNA and terminate the ongoing reinsurance relationship at a purchase price based upon a multiple of historical income from the reinsured business. The put mechanism becomes exercisable on January 1, 2001. The Company is currently in discussions with CNA regarding possible alternatives to the put mechanism. There can be no assurance that CNA will not exercise the put mechanism; and in the event CNA exercised the put mechanism, IGF would not have sufficient funds to meet its obligation to CNA.

New Statutory Accounting Standards

As previously reported, the NAIC has recommended certain changes in statutory accounting practices to become effective January 1, 2001. These recommendations are intended to provide greater consistency for statutory reporting entities and to expand current guidance in certain areas. The IDOI and FDOI are expected to adopt substantially all of the proposed amendments.

The Company has completed a preliminary analysis of the effect on the statutory surplus of its insurance subsidiaries of such proposed changes. The consolidated statutory surplus of insurance subsidiaries as of September 30, 2000 is $43,503,000. Based on this analysis, management believes that there will be no significant impact to the surplus of Superior as a result of implementing the proposed changes in accounting standards. The impact to Pafco and IGF is expected to be a material reduction in statutory surplus of approximately $5,600,000 and $3,500,000, respectively. Management is currently evaluating the ongoing surplus requirements of Pafco and IGF. The Company is exploring alternatives for infusion of capital to these subsidiaries. Some of the alternatives being considered may require prior regulatory approval, and there can be no assurance that such regulatory approval would be obtained.

IGF May Experience Increased Interest Costs

As of September 30, 2000, IGF had a revolving bank line of credit ("the IGF Revolver"), which had an outstanding balance of $0 and which is now cancelled. The Company is in the process of obtaining a replacement line. Historically, this credit facility was used to better enable IGF to meet the seasonal liquidity needs of the crop business. The weighted average interest rate on the IGF Revolver was 8.61% and 6.83% with interest expense totaling $239,000 and $312,000 for the nine months ended September 30, 2000 and 1999 respectively.

IGF has reported a loss of $4,469,000 through the third quarter and as such, may experience increased interest costs associated with negotiating a replacement credit line. Management is working to replace the line and expects to have a credit facility in place prior to the end of 2000. However, there can be no assurance the Company will obtain a replacement credit line or that management will not have to seek alternative financing at higher interest costs.

REVIEW OF CONSOLIDATED OPERATIONS

Net Loss
For the three and nine months ended September 30, 2000, the Company recorded a net loss of $(24,916,000) and $(37,512,000), or $(2.40) and $(3.61) per share
(basic and diluted). This is an increase from the net loss for the three and nine months ended September 30, 1999 of $(5,823,000) and $(7,632,000), or
$(0.56) and $(0.73) per share (basic and diluted).

Losses before taxes and interest on Preferred Securities for the nonstandard automobile segment showed a loss of $(7,906,000) and $(17,943,000) for the three and nine months ended September 30, 2000 compared to losses of $(16,838,000) and $(27,890,000) for the three and nine months ended September 30, 1999. Reduced losses in the auto segment for 2000 are primarily due to an improvement in the loss ratio and a reduction in fixed expenses.

Losses before taxes and interest on Preferred Securities for the three and nine months ended September 30, 2000 in the crop segment showed a loss of $(12,388,000) and $(5,231,000) which compares to losses of $(8,003,000) and
$(4,636,000) for the same periods in 1999. The increase in losses were primarily due to unfavorable development in AgPI reserves, higher hail and named peril loss ratios, as well as an increase in reinsurance costs.

Losses before taxes and interest on Preferred Securities for the corporate segment were $(1,168,000) and $(3,776,000) for the three and nine months ended September 30, 2000 and $(820,000) and $(2,731,000) for the same period in 1999.
These losses consist primarily of amortization of intangibles and general and administrative expenses. The losses increased primarily due to an increase in general and administrative expenses at the holding company level.

Gross Premiums Written
Gross premiums written for the nonstandard automobile segment decreased 20.8% and 27.0% for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. The primary reasons for this decline in volume are the downsizing by the Company of its nonstandard automobile business in certain competitive markets, rate increases and other underwriting initiatives intended to increase profitability.

Gross premiums written for the crop segment increased 237.7% and 5.5% for the three and nine months ended September 30, 2000 compared to the same periods in 1999. Due to timing, prior year figures for the third quarter were based on estimates. Due to the seasonality of the crop business, most of the crop hail premiums are processed by the end of the third quarter. Third quarter 2000 premiums were booked on actual results and were higher than expected. Crop premiums (expressed in thousands) for the three and nine months ended September 30, are as follows:

                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                               2000                 1999              2000               1999

Catastrophic imputed                           $2,500              $(3,275)           $27,000          $27,507
MPCI                                           18,681               (4,254)           162,420          148,985
Crop hail and named perils                     15,766               14,455             57,495           59,367
AgPI  (1)                                           0                    0                  0               96
                                                    -                    -                  -               --
                                               36,947                6,926           $246,915          235,955
Less:  Catastrophic imputed                    (2,500)               3,275            (27,000)         (27,507)
                                               -------               -----            --------         --------
                                              $34,447              $10,201           $219,915         $208,448
                                              =======              =======           ========         ========
(1) Discontinued product sold in 1998.


Net Premiums Written
MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes and therefore no net written premiums result from MPCI business. Quota share cession rates for other lines of insurance for the nine months ended September 30 are as follows:

                                                              2000       1999

Nonstandard automobile                                       27.6%         0%
Crop hail                                                    52.4%      69.4%
Named peril                                                  10.0%      50.0%

To address the writing ratio and other statutory surplus concerns, the Company ceded a portion of its automobile business effective January 1, 2000. The reinsurer has an A.M. Best rating of A++. Based on its 1999 results, IGF has decided to retain more risk on the crop hail and named peril lines of business resulting in a decrease in the quota share cession rates.

Fee Income
Fee income increased 17.2% and 5.4% for the three and nine months ended September 30, 2000 as compared to the same periods of 1999 due to the increases in policy fees charged. Also, higher premiums were written in the fourth quarter 1999 and first quarter 2000 on which billing and other fees on this business are still being realized.


Net Investment Income
Net investment income decreased 17.0% and 16.9% for the three and nine months ended September 30, 2000 as compared to the corresponding periods of the prior year. The current year decrease was due to a reduction in the size of the investment portfolio and lower yields on the remaining investments.

Loss and Loss Adjustment Expense
The loss and LAE ratio for the Company's nonstandard auto segment for the three and nine months ended September 30, 2000 was 83.1% and 82.7% of net premiums earned as compared to 92.7% and 87.7% for the corresponding periods in 1999. This improvement is due to premium rate increases and favorable development on prior reserve estimates.

The loss and LAE ratio for the Company's crop insurance segment for the three and nine months ended September 30, 2000, was 147.0% and 132.0% of net premiums earned. The loss and LAE ratio for 2000 includes unfavorable development on prior year loss and LAE reserves of $5,752,000. This includes $5,200,000 of additional loss and LAE reserves booked through the third quarter 2000 on the AgPI line of business written by the Company in 1998.

Policy Acquisition and General and Administrative Expenses
Policy acquisition and general and administrative expenses were $22,765,000 and $51,655,000 or 28.4% and 14.5% of gross premiums written for the three and nine months ended September 30, 2000 compared to $30,273,000 and $64,285,000 or 44.7% and 16.3% of gross premiums written in the corresponding periods of 1999. Overall expenses in the first nine months of 2000 versus the first nine months of 1999 decreased by $12,630,000.

Nonstandard auto expenses were $51,864,000 and $69,929,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The decrease in expenses of $18,065,000 is primarily attributable to the ceding commission earned through a quota share agreement effective January 1, 2000, a decrease in other expenses due to the decrease in written premiums, and a decrease in salary expense.

Crop expenses increased $4,316,000 from September 30, 1999 to September 30, 2000. Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI expense reimbursements and MPCI underwriting gain. The increase in crop expenses are attributable to an increase in reinsurance costs. Prior year figures also include higher MPCI gains due to estimated above average yields through the third quarter of 1999. The underwriting gain is an estimate until later in the year when crops are harvested and losses are known. The estimated year to date gain ratio in 2000, as well as for 1999, was 13.6% on gross premium.

Provision (Benefit) for Income Taxes
At September 30, 2000 the Company's net tax assets are fully offset by a 100% valuation allowance of approximately $32,009,000. The tax benefit accruing for the first nine months of 2000 which has been offset by an increase in the allowance is approximately $8,875,000. This resulted in no tax benefit being reflected for the nine months ended September 30, 2000.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
Total investments as of September 30, 2000 and December 31, 1999 were $154,916,000 and $204,928,000, respectively. The decrease of $50,012,000 is a result of the sale of fixed maturities to fund operating losses. Composition of investments is comparable between these periods. The Company's market risk exposure has not materially changed since prior year end.

Cash and Cash Equivalents
Total cash and cash equivalent balances as of September 30, 2000 and December 31, 1999 were $19,991,000 and $3,097,000, respectively. This increase is attributable to the seasonality of cash flow related to the crop segment.

Investments in and Advances to Related Parties
Investments in and advances to related parties decreased from $1,462,000 at December 31, 1999, to $689,000 at September 30, 2000. The balance at September 30, 2000 is made up primarily of an investment in nonredeemable, nonvoting preferred stock of Granite Insurance Company and loans and relocation advances to Company officers.

Accounts Receivable
Receivables as of September 30, 2000 and December 31, 1999 were $168,790,000 and $86,450,000, respectively. However, the Company believes that the balance is more comparable to the September 30, 1999 balance of $144,940,000. The crop portion of the receivable balance as of September 30, 2000 and 1999 was $112,711,000 and $86,824,000. This 29.8% increase is due to a portion of the reinsurance balances being applied to the accounts receivable balance in 1999. Nonstandard auto receivable balances as of September 30, 2000 and 1999 were $55,901,000 and $62,053,000, respectively. The decrease in receivables is, in part, due to a decline in written premium.

Reinsurance Recoverables and Prepaid Reinsurance Premiums
Reinsurance recoverables were $161,049,000 and $98,258,000 as of September 30, 2000 and December 31, 1999, respectively. However the reinsurance recoverable balance is more effectively compared to the September 30, 1999 balance of $231,184,000. This is primarily due to the cyclical nature of the crop business. Of the total reinsurance recoverable balance, as of September 30, 2000 and 1999, $127,400,000 and $217,532,000, respectively pertain to crop business. The decrease in crop is due to a decrease in the MPCI ceded loss reserves as well as a decrease in the MPCI underwriting gain receivable. The nonstandard auto recoverables were $26,984,000 and $1,910,000 for the periods ending September 30, 2000 and 1999, respectively. The nonstandard auto increase is attributable to a quota share treaty agreement effective January 1, 2000.

Prepaid reinsurance premiums were $50,172,000 and $10,463,000 as of September 30, 2000 and December 31, 1999, respectively. This prepaid balance is more effectively compared to the September 30, 1999 balance of $29,466,000. Prepaid reinsurance premiums on nonstandard auto totaled $19,756,000 and $0 as of September 30, 2000 and 1999, respectively. The increase in nonstandard auto is attributable to a quota share agreement that was effective January 1, 2000.

Deferred Policy Acquisition Costs
Deferred policy acquisition costs ("DAC") as of September 30, 2000 and December 31, 1999, were $8,291,000 and $13,920,000 respectively. DAC is more comparable to the prior year, September 30, 1999 balance of $12,399,000. The change in DAC is largely attributed to the nonstandard auto segment. Balances at September 30, 2000 and 1999 were $7,617,000 and $12,068,000, respectively. The decrease relates to decreases in premiums written and unearned premium reserves. The decrease is also due, in part, to a quota share agreement effective January, 1, 2000. In the last quarter of 1999 the Company changed its method of calculating the auto deferred policy costs by including investment income in the computation.

Federal Income Taxes
Federal income taxes recoverable were $0 and $6,820,000 at September 30, 2000 and December 31, 1999, respectively. The Company has recorded an allowance reserve of 100% on $32,009,000 of its federal income tax recoverables as of September 30, 2000. The 1999 balance consists of amounts recoverable from the 1997 tax year due to tax losses generated in 1999.

Fixed Assets
Property and equipment, net of accumulated depreciation, decreased $3,002,000 over year end 1999. This change is primarily due to disposals and depreciation.

Intangible Assets
The balance in the intangible assets decreased from year end 1999 due to amortization expense. Intangible assets include goodwill from the acquisition of Superior, acquisition of the minority interest in Superior Insurance Group Management, Inc., the acquisition of North American Crop Underwriters, Inc. ("NACU"), and Preferred Security issuance costs.

Loss and Loss Adjustment Expense Reserves
Total loss and LAE reserves increased from $214,948,000 as of December 31, 1999 to $243,521,000 as of September 30, 2000. The total increase in loss and LAE reserves is approximately $28,573,000.

Nonstandard auto reserves declined $25,280,000 for the first nine months of 2000 and $6,045,000 during the third quarter. This decrease is consistent with the declining volume in nonstandard auto business and favorable development of loss ratios. Reserves for crop insurance increased $58,096,000 for the first nine months of 2000 due to seasonality of the crop business and an increase in AgPI reserves of $5,200,000. The remaining change in reserve is attributable to the corporate segment.

Unearned Premium
The unearned premium reserve increased by $9,423,000 from December 31, 1999 to September 30, 2000. Gross unearned premium was $99,431,000 and $90,008,000 as of September 30, 2000 and December 31, 1999, respectively. However, this unearned premium balance is more effectively compared to the September 30, 1999 balance of $117,319,000. The unearned premium decreased by $17,888,000 from September 30, 1999 to September 30, 2000. Nonstandard auto unearned premium decreased during this period by $20,544,000. This decrease is due to a nonstandard auto quota share reinsurance agreement effective January 1, 2000, as well as a decrease in written premium volume. In contrast, crop increased in unearned premium by $2,070,000 for the same period. Crop unearned premium increased due to the Company retaining more hail and named peril premium in 2000 than in 1999.

Reinsurance Payables
Reinsurance payables increased by $138,949,000 from December 31, 1999 to September 30, 2000. Crop payables increased from year end by $98,712,000 through September 30, 2000 due to the cyclical nature of the crop business. Nonstandard auto increased by $42,600,000 from December 1999 due to a quota share agreement effective January 1, 2000.

Notes Payable
Notes payable includes the IGF Revolver which on September 30, 2000 and December 31, 1999 had outstanding balances of $0 and $15,000,000, respectively, which is now terminated. This change in the balance is due to the fact that IGF had available cash on September 30, 2000 in excess of operating needs as a result of increased collections. The weighted average interest rate on the IGF Revolver was 8.61% for the nine months ended September 30, 2000 and 6.83% for the nine months ended September 30, 1999.

Notes payable also include a $1,000,000 note due July 1, 2001 on the purchase of NACU which bears no interest. The balance of notes payable at September 30, 2000 consists of three smaller notes (less than $300,000 each) assumed in the acquisition of NACU which have various due dates from 2002 to 2006 with periodic payments at interest rates ranging from 7% to 9.09%.

Stockholders' Deficit
Stockholders' deficit has increased $34,525,000 from December 31, 1999. This increase is primarily the result of the net loss of $37,512,000 for the nine months ended September 30, 2000 slightly offset by a reduction in unrealized losses on investments.

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

Cash flows in the Company's crop insurance subsidiary (which is primarily MPCI business) differ from cash flows from certain more traditional lines. The Company pays insured losses to farmers as they are incurred during the growing season, with the full amount of such payments being reimbursed to the Company by the federal government within three business days. MPCI premiums are not received from farmers until covered crops are harvested. Collected premiums are required to be paid in full to the FCIC by the Company. Uncollected premiums, if not paid by a specified date during the crop year, accrue interest at 15%.

As a result of the cash flow patterns of the crop insurance industry, IGF historically has relied upon the IGF Revolver to meet seasonal needs for liquidity. As this line is no longer in effect, management is seeking a replacement credit facility and expects a new line to be in place by the end of 2000. If management is unable to obtain a replacement line of credit, then other sources of financing would be pursued to meet operational cash requirements.

The Company itself relies primarily on the payment of management fees from its insurance subsidiaries as a source of cash flow. As discussed elsewhere in this filing, the ability of the insurance subsidiaries to pay fees may be limited by regulatory action. The Company deferred the semi-annual Preferred Securities interest payments in February and August 2000.

The trust indenture for the Preferred Securities contains certain restrictive covenants. Certain of these covenants are based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA). If the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security interest) for the most recent four quarters, the following restrictions become effective:

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

These restrictions currently apply as the Company's consolidated coverage ratio was (4.06) as of September 30, 2000, and will continue to apply until the Company's consolidated coverage ratio exceeds the amount set forth in the indenture.

The Company's consolidated total assets of $636,618,000 at September 30, 2000 increased $136,807,000 from the balance at December 31, 1999. The primary reason for this increase was an increase in receivable balances and prepaid reinsurance premiums which are impacted by the cyclical nature of the crop hail business.

As of September 30, 2000, the Company had $37,738,000 of cash, cash equivalents and short-term investments available to meet short-term operating cash needs. This was an increase of $12,821,000 from the December 31, 1999 balance.

The Company's portfolio of fixed maturities reduced to $116,838,000 at September 30, 2000 from $166,748,000 at December 31, 1999 as a result of the sale of fixed maturities to fund operating losses.

Net cash used in operating activities at September 30, 2000 aggregated $15,609,000 compared to $646,000 for the comparable period in 1999. This decrease in net cash of $14,963,000 results from a negative change in operating assets and liabilities.

Net cash provided from investing activities of $47,107,000 for the nine months ended September 30, 2000 compares to cash used in investing activities of $2,734,000 for the comparable period in 1999. Such increase was due primarily to the sale of fixed maturities.

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

                  On October 4, 2000, the plaintiff in a case filed on November 26, 1996 in the Circuit Court for Lee County entitled Raed Awad v. Superior Guaranty Insurance Company, et. al., Case No. 96-9151 CA LG obtained certification as a class. The plaintiffs allege that the defendant charged premium finance service charges in violation of Florida law. Discovery is proceeding in the action. Superior Guaranty believes the allegations of wrongdoing are without merit.

                  As previously reported, IGF, several brokers and a third party carrier are parties to a number of pending legal proceedings relating to agricultural business interruption policies sold during 1998 ("AgPI") which have since been discontinued. See
                  Note 6 "Commitments and Contingencies" in the consolidated financial statements. Since last reported, all claims by the policyholders in the AgPI lawsuits have been settled by the third party carrier of the policies. Over the objections of IGF, the third party carrier settled some of the AgPI cases for amounts in excess of policy limits. Cross claims remain pending in California state court (King and Fresno counties) between IGF and other defendants in the AgPI cases, and discovery is proceeding. As of September 30, 2000, IGF had paid an aggregate of approximately $28,626,000 to AgPI policyholders. The Company increased its reserves during the third quarter by $3,800,000. The unpaid reserves for AgPI as of September 30, 2000 are $11,074,000. Certain of the settlements made by the third party carrier exceeded established reserves for the particular cases involved. The Company does not believe it will ultimately be responsible for the full amount of the settlement amounts paid by the third party carrier; however, the Company adjusted its reserves during the third quarter of 2000 for a portion of the settlement amounts paid by the third party carrier. Management believes that the reserve is sufficient to meet all future obligations. There can be no assurance that the Company's ultimate liability with respect to the settlements and pending legal proceedings involving the policies will not have a material adverse effect on the Company's results of operations or financial position.

                  Superior is a defendant in a case filed February 4, 2000 in the Circuit Court for Dade County, Florida entitled Medical Re-Hab Center v. Superior Insurance Company. The case purports to be brought on behalf of a class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The plaintiff alleges that Superior reduced medical benefits payable and improperly calculated interest in violation of Florida law. The Company believes the claim is without merit and intends to vigorously defend the charges brought against it.

                  On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addresses certain policy and finance fee payments by Superior to Superior Insurance Group, Inc. ("Superior Group"), another subsidiary of the Company, and financial reporting issues, including disclosure of intercompany transactions. Superior has filed a petition with the FDOI which requests a formal hearing to review the Notice and a determination that the order contemplated by the Notice not be issued. The hearing is scheduled for December 8, 2000. The order, if issued, may restrict Superior from paying certain billing and policy fees to Superior Group and include a requirement that Superior Group repay to its subsidiary, Superior, billing and policy fees from prior years in an amount of approximately $35.2 million. In such event, there would be no financial impact on the Company's consolidated financial statements. A restriction on the ability of Superior to pay future billing and policy fees to Superior Group may necessitate that the Company take certain actions, which may be subject to regulatory approvals, to reallocate operating revenues and expenses between its subsidiaries. The Company intends to vigorously contest the issuance of any such order; however, there can be no assurance that an order, if issued, will not have a material adverse effect on the Company's results of operations or financial position.

                  Superior is a defendant in a case filed September 15, 2000 in the Circuit Court for Lee County, Florida entitled Charles L. Fulton, D.C. v. Superior Insurance Company, Case No. 00-7546 CA LG. The case purports to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from Superior. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it.

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

ITEM 2.  CHANGES IN SECURITIES
                  None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None
ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                  None
ITEM 5.  OTHER INFORMATION
                  On October  25, 2000 the Nasdaq  Listing  and  Hearing  Review
                  Council   affirmed   the   decision  of  the  Nasdaq   Listing
                  Qualifications Panel to delist the Company's securities from the Nasdaq National Market. The stock is now trading on the OTC Bulletin Board under the symbol SIGC.OB.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
                      Exhibit 27       Financial Data Schedule.
                                       Submitted in electronic format only.

(b)      8-K Reports:
                      The Company filed an 8-K on July 11, 2000 reporting  under
                      Item 5 that Nasdaq has determined to delist the Company's securities.


                      The Company filed an 8-K on October 25, 2000 reporting under Item 4 the appointment of BDO Seidman LLP as the Company's independent accountants as of January 20, 2000.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:                                               By
                                                         Douglas H. Symons
                                                         Chief Executive Officer



Dated:                                               By:
                                                         Earl R. Fonville
                                                         Vice President and
                                                         Chief Financial Officer