Form 10-K
period 2000-12-31
SYMONS INTERNATIONAL GROUP INC
filed 2001-04-17
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2000

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

         The aggregate market value of the 2,605,108 shares of the Registrant's common stock held by non-affiliates, as of March 30, 2001 was $1,424,734.

         The number of shares of common stock of the Registrant, without par value, outstanding as of March 30, 2001 was 10,385,399.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Parts II and IV hereof. Portions of the Registrant's Proxy Statement are incorporated by reference in
Part III hereof.

SYMONS INTERNATIONAL GROUP INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2000


PART I
                                                                           PAGE

Item 1.      Business                                                         3

Item 2.      Properties                                                      19

Item 3.      Legal Proceedings                                               20

Item 4.      Submission of Matters to a Vote of Security Holders             22


PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder
             Matters                                                         22

Item 6.      Selected Consolidated Financial Data                            22

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       22

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk      22

Item 8.      Financial Statements and Supplementary Data                     23

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                            23


PART III

Item 10.     Directors and Executive Officers of the Registrant              23

Item 11.     Executive Compensation                                          23

Item 12.     Security Ownership of Certain Beneficial Owners and Management  23

Item 13.     Certain Relationships and Related Transactions                  23


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                     23


SIGNATURES                                                                   33

PART I

ITEM 1 - BUSINESS

Forward-Looking Statement

         All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believe," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks; uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; and (iii) the factors described in this section and elsewhere in this report.

Overview of Business

          Symons International Group, Inc. (the "Company") owns insurance companies which underwrite and market nonstandard private passenger automobile insurance. The Company's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"). The Company is a 73% owned subsidiary of Goran Capital Inc. ("Goran").

         As previously announced, the Company is currently pursuing the sale of its crop insurance operations. Management expects to complete the sale during the second quarter of 2001. The financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations".

Nonstandard Automobile Insurance

         Pafco, IGF, Superior and Superior's subsidiaries, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies. Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies, which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risk. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

          The Company offers two policies, each directed toward different classes of risk within the nonstandard market. The Superior Choice policy offers insured a lower cost alternative in exchange for restricted coverage terms. The Superior Standard policy is intended for risks who desire more traditional auto coverage.

                  Where permitted, Superior offers a five tier product covering the full spectrum of automobile insurance customers from nonstandard to ultra-preferred. The focus of the Company's marketing, however, is the nonstandard auto insurance agent.

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

         Symons International Group, Inc.
         Year Ended December 31,
         (in thousands)


State                                         1998           1999           2000
-----------------------------------       --------       --------       --------

Arizona                                   $  6,228       $ 10,912       $  4,484

Arkansas                                     1,383            804            297

California                                  48,181         29,993         32,480

Colorado                                     8,115          8,238          6,938

Florida                                    107,746         67,459         45,104

Georgia                                     21,575         22,945         13,670

Illinois                                     2,908          1,795            206

Indiana                                     18,735         23,599         12,804

Iowa                                         6,951          4,028          2,023

Kentucky                                     8,108          5,768          5,034

Mississippi                                  5,931          3,515             48

Missouri                                     8,669          4,555          1,929

Nebraska                                     6,803          3,846          1,436

Nevada                                       8,849          6,954          3,707

Ohio                                         2,106          2,096          3,169

Oklahoma                                     3,803          1,921          1,090

Oregon                                       6,390         12,394          4,236

Tennessee                                    1,443          6,840          9,794

Texas                                        7,520          2,641          5,918

Virginia                                    22,288         15,470         20,089

Washington                                       5           --             --

Total nonstandard auto                     303,737        235,773        174,456

Other property                               6,427            628              5
                                          --------       --------       --------

Total                                     $310,164       $236,401       $174,461
                                          ========       ========       ========

         The Company markets its nonstandard products exclusively through approximately 7,000 independent agencies. The Company has several territorial managers, each of whom resides in a specific marketing region and has access to the technology and software necessary to provide marketing, rating and administrative support to the agencies in his or her region.

         The Company attempts to foster strong service relationships with its agencies and customers. The Company has automated certain marketing, underwriting and administrative functions and has allowed on-line communication with its agency force. In addition to delivering prompt service while ensuring consistent underwriting, the Company offers rating software to its agents in some states which permits them to rate risks in their offices.

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

         The Company believes having five individual companies licensed in various states allows it the flexibility to engage in multi-tiered marketing efforts in which specialized automobile insurance products are directed toward specific segments of the market. Since certain state insurance laws prohibit a single insurer from offering similar products with different commission structures or, in some cases premium rates, it is necessary to have multiple licenses in certain states in order to obtain the benefits of market segmentation. The Company intends to continue the expansion of the marketing of its multi-tiered products into other states and to obtain multiple licenses for its subsidiaries in these states to permit maximum flexibility in designing rate and commission structures.

Underwriting

         The Company utilizes many factors in determining its rates. Some of the characteristics used are type, age and location of the vehicle, number of vehicles per policyholder, number and type of convictions or accidents, limits of liability, deductibles, and, where allowed by law, credit, age, sex and marital status of the insured. The rate approval process varies from state to state, some which allow filing and immediate use of rates, while others require approval by the state's insurance department prior to the use of the rates.

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

Claims

         The Company's nonstandard automobile claims department handles claims on a regional basis from its Indianapolis, Indiana; Atlanta, Georgia; Tampa, Florida; Orange and Riverside, California; Alexandria, Virginia; and Bala Cynwyd, Pennsylvania locations.

         The Company retains independent appraisers and adjusters for estimating physical damage claims and limited elements of investigation. In 2000, the Company began training its own adjusters in California and Virginia to write automobile damage appraisals.

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

         In 2000, Pafco and Superior maintained casualty excess of loss reinsurance on their nonstandard automobile insurance business covering 100% of losses on an individual occurrence basis in excess of $200,000 up to a maximum of $5,000,000.

         Amounts recoverable from reinsurers relating to nonstandard automobile operations as of December 31, 2000 follows (in thousands):
                                                               Reinsurance
                                                             Recoverables as of
Reinsurers                            A.M. Best Rating     December 31, 2000 (1)

National Union Fire Ins Comp
  of Pittsburg, PA                        A++                       65,539
Gerling Blobal Reins Corp of America       A                           532
Lloyds of London                        Not Rated                      630


          (1) Only   recoverables   greater  than  $200,000  are  shown.   Total
              nonstandard automobile reinsurance recoverables as of December 31, 2000 were approximately $66,901,000.
          (2) An A.M. Best Rating of "A++" is the highest of 15 ratings.
              An A.M. Best Rating "A" is the third highest of 15 ratings

                  Effective January 1, 2000, Pafco and Superior entered into an automobile quota share agreement with National Union Fire Insurance Company of Pittsburgh (A.M. Best rated A++). The amount of cession for Pafco is variable up to a maximum of 75% and $5 million in any one quarter and for Superior is variable up to a maximum of 75% and $11 million in any one quarter for all new business, renewal business and in force unearned premium reserves. In 2000, Pafco and Superior ceded 48% of their nonstandard automobile premiums under this treaty.

         On April 29, 1996, Pafco also entered into a 100% quota share reinsurance agreement with Granite Reinsurance Company Ltd. ("Granite Re"), an affiliate of the Company, whereby all of Pafco's commercial business from 1996 and thereafter was ceded effective January 1, 1996. This agreement was in effect during 2000.

          Neither Pafco nor Superior has any facultative reinsurance with respect to its nonstandard automobile insurance business. Competition

          The Company competes with both large national and smaller regional companies in each state in which it operates. The Company's competitors include other companies, which serve the agency market, as well as companies, which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and, potentially, reduced acquisition costs. The Company's primarily competitors are Progressive Casualty Insurance Company, Guaranty National Insurance Company, Integon Corporation Group, Deerbrook Insurance Company (a member of the Allstate Insurance Group) and the companies of the American Financial Group. Generally, these competitors are larger and have greater financial resources than the Company. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have from time to time, decreased their prices in an apparent attempt to gain market share. The most recent two years have seen severe price competition for nonstandard automobile insurance.

Recent Developments

          After experiencing continued operating losses in its nonstandard automobile operations throughout 1999, the Company decided to, in the latter part of 1999, implement significant changes in its auto operations to affect improvement in its operating results. Effective January 10, 2000 the Company engaged Gene Yerant as the President of its nonstandard automobile operations. Mr. Yerant's focus in his position with the Company is to return the auto operations to profitability by improving efficiency and effectiveness in all aspects of the operation.

          Since his engagement, Mr. Yerant has effected a number of management changes designed to improve operations, including hiring a new Chief Information Officer, a Vice President of Sales and Product Management for the auto operations and certain other key claims and operating positions. During 2000, the Company raised rates, redesigned the auto insurance product, reduced staff and closed the Tampa processing center.

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

         The Company's recorded reserves for losses and loss adjustment expense reserves at the end of 2000 are certified by the Company's chief actuary in compliance with insurance regulatory requirements.

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

Symons International Group, Inc.
Nonstandard Automobile Insurance Only
For The Years Ended December 31, (in thousands)

                    1990    1991     1992     1993     1994        1995        1996         1997        1998       1999     2000
                 ------- ------- --------  ------- --------   ---------   ---------    ---------    --------    -------   ------

Gross reserves
for unpaid        $27,403 $25,248 $ 71,748  $79,551 $101,185   $ 121,661   $ 141,260    $ 103,441
losses and LAE
Deduct
reinsurance        12,581  10,927    9,921    8,124   16,378       6,515       3,167       18,709
recoverable
Reserve for
unpaid losses
and LAE, net of   $15,923 $15,682 $ 17,055   14,822   14,321      61,827      71,427       84,807     115,146    138,093   84,732
reinsurance
Paid cumulative
as of:
One Year Later      7,695   7,519   10,868    8,875    7,455      42,183      59,410       62,962      85,389     81,444     --
Two Years Later    10,479  12,358   15,121   11,114   10,375      53,350      79,319       89,285     111,042       --       --
Three Years        12,389  13,937   16,855   13,024   12,040      58,993      86,298       98,469        --         --       --
Later
Four Years Later   13,094  14,572   17,744   13,886   12,822      61,650      89,166         --          --         --       --
Five Years Later   13,331  14,841   18,195   14,229   13,133      62,621        --           --          --         --       --
Six Years Later    13,507  14,992   18,408   14,330   13,375        --          --           --          --         --       --
Seven Years        13,486  15,099   18,405   14,426     --          --          --           --          --         --       --
Later
Eight Years        13,567  15,095   18,460     --       --          --          --           --          --         --       --
Later
Nine Years Later   13,566  15,135     --       --       --          --          --           --          --         --       --
Ten Years Later    13,586    --       --       --       --          --          --           --          --         --       --
Liabilities
re-estimated as
of:
One Year Later     13,888  14,453   17,442   14,788   13,365      59,626      82,011       97,905     131,256    124,012     --
Two Years Later    13,343  14,949   18,103   13,815   12,696      60,600      91,743      104,821     128,302       --       --
Three Years        13,445  15,139   18,300   14,051   13,080      63,752      91,641      105,011        --         --       --
Later
Four Years Later   13,514  15,218   18,313   14,290   13,485      63,249      91,003         --          --         --       --
Five Years Later   13,589  15,198   18,419   14,499   13,441      63,233        --           --          --         --       --
Six Years Later    13,612  15,114   18,533   14,523   13,592        --          --           --          --         --       --
Seven Years        13,529  15,157   18,484   14,584     --          --          --           --          --         --       --
Later
Eight Years        13,573  15,145   18,508     --       --          --          --           --          --         --       --
Later
Nine Years Later   13,574  15,165     --       --       --          --          --           --          --         --       --
Ten Years Later    13,595    --       --       --       --          --          --           --          --         --       --
Net cumulative
(deficiency) or     2,328     517   (1,453)     238      729      (1,406)    (19,576)     (20,204)    (13,156)    14,081     --
redundancy
Expressed as a
percentage of
unpaid losses        14.8%    3.4%    (8.4%)    2.0%     6.1%       (2.3%)     (28.3%)      (23.6%)     (14.3%)     10.2%    --
and LAE

Revaluation of gross losses and LAE as of year-end 2000:

    Cumulative Gross Paid as of Year-end 2000            26,949    24,390    71,484       94,108     107,074      87,873      81,702
    Gross liabilities re-estimated as of                 27,287    24,953    73,522       99,890     123,060     136,131     125,968
    year-end 2000
    Gross cumulative (deficiency) or redundancy             116       295    (1,774)     (20,339)    (21,875)    (14,470)     15,292

Activity in the liability for unpaid loss and loss adjustment expenses for nonstandard automobile insurance is summarized below:


Reconciliation of Nonstandard Auto Reserves
                                          2000           1999             1998
                                          ----            ----             ----

Balance at January 1,                    $152,455       $134,024        $118,988
    Less Reinsurance Recoverables          13,527         17,844          34,181
                                          ------         ------          ------
    Net Balance at January 1,             138,928        116,180          84,807

Incurred related to
  Current Year                            127,497        214,606         204,818
  Prior Years                            (14,118)         16,367          13,098
                                         --------         ------          ------
  Total Incurred                          113,379        230,973         217,916

Paid Related to
    Current Year                           85,334        122,380         123,581
    Prior Years                            82,108         85,845          62,962
                                           ------         ------          ------
    Total Paid                            167,442        208,225         186,543

Net Balance at December 31,                84,865        138,928         116,180
Plus Reinsurance Balance                   23,252         13,527          17,844
                                           ------         ------          ------
Balance at December 31,                  $108,117       $152,455        $134,024


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

Regulation

General

         The Company's insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than stockholders or other investors. Depending on whether an insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition;
(ii) periodic financial  examination;  (iii) approval of rates and policy forms;
(iv) loss reserve adequacy; (v) insurer solvency; (vi) the licensing of insurers and their agents; (vii) restrictions on the payment of dividends and other distributions; (viii) approval of changes in control; and (ix) the type and amount of permitted investments.

          The losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's operating subsidiaries. See "Recent Regulatory Developments" and "Risk Based Capital Requirements" below and "RISK FACTORS."

Recent Regulatory Developments

         To address Indiana Department of Insurance ("IDOI") concerns relating to Pafco, on February 17, 2000, Pafco agreed to an order under which the IDOI may monitor more closely the ongoing operations of Pafco. Among other matters, Pafco must:

o Refrain from doing any of the following without the IDOI's prior written consent: selling assets or business in force or transferring property, except in the ordinary course of business; disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000); lending funds; making investments, except in specified types of investments; incurring debt, except in the ordinary course of business and to unaffiliated parties; merging or consolidating with another company, or entering into new, or modifying existing, reinsurance contracts.

o Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the ratio of gross written premium to surplus and net written premium to surplus does not exceed 4.0 and 2.4, respectively; and provide the IDOI with regular reports demonstrating compliance with these monthly writings limitations. Restrictions on premium writings would result in lower premium volume and management fees payable to Superior Insurance Group, Inc. ("Superior Group") are based on gross written premium; therefore, lower premium volume results in reduced management fees paid by Pafco.

o Continue to comply with prior IDOI agreements and orders to correct business practices, under which (as previously disclosed) Pafco must provide monthly financial statements to the IDOI, obtain prior IDOI approval of reinsurance arrangements and of affiliated party transactions, submit business plans to the IDOI that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis.

         Pafco's inability or failure to comply with any of the above could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. On April 24, 2000 the IDOI concluded its previously disclosed target examination of Pafco, covering loss reserves, pricing and reinsurance and no action was taken thereon.

         As previously reported Pafco informed the Iowa Department of Insurance ("IADOI") on October 10, 2000 of its decision to stop writing new automobile business in Iowa while Pafco reviews and revises its program in the state. Pafco has agreed with the IADOI that it will not write any new nonstandard business until such time as Pafco has reduced its overall nonstandard automobile policy counts in the state or has; (i) increased surplus; or (ii) a net written premium to surplus ratio of less than three to one; and (iii) surplus reasonable to its risk. Pafco has continued to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

         As previously disclosed, with regard to IGF and as a result of the losses experienced by IGF from the discontinued crop insurance operations, IGF has agreed with the IDOI to provide monthly financial statements and consult monthly with the IDOI, and to obtain prior approval for affiliated party transactions. IGF continues to consult regularly with the IDOI regarding the status of the impending sale of the crop segment and regarding the status of the continuing nonstandard auto business written by IGF. On January 24, 2000 the IDOI concluded its target exam of IGF regarding 1998 loss reserves principally related to AgPI and no further action by IGF was required as a result of the examination.

         The Florida Department of Insurance ("FDOI") has concluded its market conduct, data processing, year 2000 readiness and financial examinations as of June 30, 1999 and no significant action was taken as a result. The financial review of Superior for the year ended December 31, 1999 by the FDOI has been completed and no report has yet been issued thereon. Superior is required to submit monthly financial information to the FDOI, including a demonstration that it has not exceeded a ratio of net written premiums to surplus of four to one.

         As previously reported, the FDOI issued a notice of its intent to issue an order on July 7, 2000 (the "Notice"), which principally addressed certain policy and finance fee payments by Superior to Superior Insurance Group, Inc. ("Superior Group"), another subsidiary of the Company. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held February, 2001. A recommended order has not yet been rendered by the administrative law judge. The FDOI could reject findings in a recommended order and issue an order which could restrict Superior from paying certain billing and policy fees to Superior Group and include a requirement that Superior Group repay to its subsidiary, Superior, billing and policy fees from prior years in an amount of approximately $35.2 million. A restriction on the ability of Superior to pay future billing and policy fees to Superior Group may necessitate that the Company take certain actions, which may be subject to regulatory approvals, to reallocate operating revenues and expenses between its subsidiaries. The Company would vigorously contest the issuance of any such order.

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

         Dividend payments by the Company's insurance subsidiaries are subject to restrictions and limitations under applicable law, and under those laws an insurance subsidiary may not pay dividends to the Company without prior notice to, or approval by, the subsidiary's domiciliary insurance regulator. The 1996 FDOI consent order approving the Company's acquisition of Superior, prohibited Superior from paying any dividends for four years from the date of acquisition without prior approval. This restriction expired in April 2000. As a result of regulatory actions taken by the IDOI with respect to Pafco and IGF, those subsidiaries may not pay dividends to the Company without prior approval by the IDOI (see "Recent Regulatory Developments" above). Further, payment of dividends may be constrained by business and regulatory considerations, and state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs. Accordingly, there can be no assurance that the IDOI or the FDOI would permit any of the Company's insurance subsidiaries to pay dividends at this time or in the future (see "RISK FACTORS").

         While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurers for services (e.g., management fees and commissions). These regulations may affect the amount of management fees which may be paid by Pafco and Superior to Superior Group (formerly, GGS Management, Inc.). The management agreement between the Company and Pafco was assigned to Superior Group and provides for an annual management fee equal to 15% of gross premiums. A similar management agreement with a management fee of 17% of gross premiums was entered into between Superior and Superior Group. There can be no assurance that either the IDOI or the FDOI will not in the future require a reduction in these management fees.

         In addition, neither Pafco nor IGF may engage in any transaction with an affiliate, including the Company, without the prior approval of the IDOI (see "Recent Regulatory Developments" above).

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

         During 2000, Pafco had values outside of the acceptable ranges for four IRIS tests. These included the change in net writings ratio, the two-year overall operating ratio, the liabilities to liquid assets ratio and the two-year reserve development ratio. Pafco failed the first two tests due primarily to a high loss ratio.

         During 2000, Superior had values outside of the acceptable ranges for six IRIS tests. These included the net premium to surplus ratio, change in net writings ratio, surplus aid to surplus ratio, two-year overall operating ratios, change in surplus ratio, and the liabilities to liquid assets ratio.

         During 2000, IGF had values outside of the acceptable ranges for eleven of the twelve IRIS tests.

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

         The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level which requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formulae, as of December 31, 2000, the RBC calculations for IGF, Superior, and Pafco were in excess of 200%.

Guaranty Funds; Residual Markets

         The insurance company subsidiaries also may be required under the solvency or guaranty laws of most states in which they do business to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Some state laws and regulations further require participation by the insurance company subsidiaries in pools or funds to provide some types of insurance coverages which they would not ordinarily accept. The Company recognizes its obligations for guaranty fund assessments when it receives notice that an amount is payable to the fund. The ultimate amount of these assessments may differ from that which has already been assessed.

         It is not possible to predict the future impact of changing state and federal regulation on the Company's operations and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws.

Employees

         At  March  1,  2001  the   Company   and  its   subsidiaries   employed
approximately 385 full and part-time employees. The Company believes that relations with its employees are excellent.

RISK FACTORS

          The following factors, in addition to the other information contained in this report should be considered in evaluating the Company and its prospects.

The Terms of the Strategic Alliance Agreement May Adversely Affect the Company's Financial Condition and Results of Operations

         As previously reported, the Company and two of its subsidiaries, IGF Holdings, Inc. ("IGFH") and IGF, are parties to a Strategic Alliance Agreement ("SAA") dated February 28, 1998 with Continental Casualty Company (referred to in the SAA as "CNA"). By letter dated January 3, 2001, CNA gave notice pursuant to the SAA of its exercise of the "Put Mechanism" under the SAA effective February 19, 2001. According to the SAA, upon exercise of the Put Mechanism, IGFH is obligated to pay CNA an amount equal to 5.85 times an amount equal to "Average Pre Tax Income" as defined by the SAA. The SAA further provides that within 30 days after exercise of the put, IGF will execute a promissory note payable six months after the exercise of the Put in the principal amount equal to the amount owed, as specified by the SAA. In a letter dated March 20, 2001, CNA advised the Company that it calculated the principal amount due CNA to be $26,265,403. CNA also has asserted a claim for amounts allegedly due under certain reinsurance agreements with the Company for the 2000 crop year.

         The Company believes it has claims against CNA and defenses to CNA's exercise of the Put Mechanism that may offset or reduce amounts owed by the Company to CNA. Moreover, the Company believes that the impending sale of IGF's crop insurance business may provide an opportunity for the parities to resolve their claims. However, there can be no assurance that the ultimate resolution of the claims asserted by CNA will not have material adverse effects on the Company's, IGFH's and IGF's financial condition or results of operations.

Significant Losses Have Been Reported and May Continue

         The Company reported losses from continuing operations of $(71,384,000) for the year 2000 compared to losses from continuing operations of $(65,443,000) for 1999. Results from continuing operations before the effects of income taxes, minority interest and amortization expense were losses of $(24,969,000) and $(48,698,000) for 2000 and 1999 respectively. Losses from continuing operations had decreased from 1999 largely due to favorable developments in loss ratios and actions taken to reduce operating expenses. The Company is continuing to seek and implement rate increases and other underwriting actions to further improve profitability. A number of systems have been automated and service problems have been eliminated or significantly reduced. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

Recent and Further Regulatory Actions May Affect the Company's Future Operations

         The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory actions by several regulators. See "Regulation - Recent Regulatory Developments" and "Risk-Based Capital Requirements" . The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that otherwise materially and adversely affect the Company's operations.

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

The Terms of the Trust Preferred Securities May Restrict The Company's Ability to Act

         The Company has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in Trust Originated Preferred Securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's nonstandard automobile management company. The Company has elected to defer the semi-annual interest payment, beginning February 2000 and may continue to defer such payment for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. Although there is no present default under the indenture which would accelerate the payment of the Preferred Securities, the indenture contains a number of convenants which may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to: incur or guarantee debt; make payment to affiliates; repurchase its common stock; pay dividends on common stock; and increases its level of certain investments other than investment grade fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of the Company.

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

Highly Competitive Business

         Nonstandard automobile insurance is a highly competitive business. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against such competitors in the future.

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

Reliance Upon Reinsurance

         In order to reduce risk and to increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers, which the Company generally believes to be financially stable, a significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 2 - PROPERTIES

Headquarters

         The headquarters for the Company is located at 4720 Kingsway Drive, Indianapolis Indiana. All corporate administration, accounting and management functions are contained at this location. Pafco is also located at 4720 Kingsway Drive, Indianapolis, Indiana in a building which is owned 100% by Pafco with no encumbrances. The building is an 80,000 square foot multilevel structure; approximately 50% of which is utilized by the Company. The remaining space is leased to third parties at a price of approximately $10 per square foot.

Superior

         Superior's  operations  are conducted at leased  facilities in Atlanta,
Georgia; Marietta, Georgia; Tampa, Florida; Orange, California; Glendale, California; Bala Cynwyd, Pennsylvania and Alexandria, Virginia. Under a lease term that extends through February 2003, Superior leases 43,338 square feet of office space at 280 Interstate North Circle, N.W., Suite 500, Atlanta, Georgia. Superior occupies 2,500 square feet office space at 1400 South Marietta Parkway, Suite 105, Marietta, Georgia and the lease expires August 2003. Superior occupies an office located at 5483 West Waters Avenue, Suite 1200, Tampa, Florida and consists of approximately 33,861 square feet of space leased for a term extending through December 2007. Superior occupies an office at 1745 West Orangewood, Orange, California consisting of approximately 3,264 square feet leased for a term extending through May 2001. Superior occupies an office at 700 North Central Avenue, Glendale, California consisting of approximately 2,015 square feet leased for a term extending through November 2005. Superior occupies an office at 150 Monument Road, Bala Cynwyd, Pennsylvania consisting of approximately 3,031 square feet for a term extending through April, 2003. Superior occupies an office at 6303 Little River Turnpike, Suite 220, Alexandria, Virginia consisting of approximately 3,300 square feet for a term extending through October 2003. Underwriting, customer service, and administration activities are housed at the Atlanta location. Claims activities are split between Atlanta, Tampa, Orange, Glendale, Bala Cynwyd and Alexandria locations. The Tampa location processes all PIP claims. Claims property damage training is performed at the Marietta location. Accounting activities are performed at the headquarters location in Indianapolis, Indiana.

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

         IGF is a party to a number of pending legal proceedings relating to a policy ("AgPI") offered in the now discontinued crop insurance operations. See
Note 14 "Commitments and Contingencies" in the consolidated financial statements. During 2000 claims by policyholders prior to the end of the year relating AgPI were settled. On January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier directly and/or through their agents made false representations, among other things, regarding AgPI. Discovery is proceeding. IGF remains a defendant/cross-claimant in six lawsuits pending in California state court (King and Fresno counties) only relating to cross claims and discovery is proceeding. Over the objections of IGF, the third party carrier settled in 2000 some of policyholder claims in the AgPI cases for amounts in excess of the policy limits. IGF and Mutual Service Casualty Insurance Company, the third party carrier of the AgPI policies, have submitted their claims against each other related to these settlements to binding arbitration. As of December 31, 2000, IGF had paid an aggregate of approximately $28.9 million to the policyholders involved in these legal proceedings of which approximately $5.2 million was incurred during 2000. The unpaid reserves as of December 31, 2000 were $10,912,000. The Company believes that it has meritorious defenses to any claims in excess of the amounts it has already paid and that the loss payments made and LAE reserves established with respect to the claims from AgPI as of December 31, 2000, are adequate with regard to all of the policies sold. However, there can be no assurance that the Company's ultimate liability with respect to these and any future legal proceedings involving such policies will not have a material adverse effect on the Company's results of operations or financial position.

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

         The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are Goran Capital Inc. ("Goran"), three individuals who were or are officers or directors of the Company or of Goran, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under ss.20(a) of the 1934 Act. The Company and the individual defendants filed a motion to dismiss the amended consolidated complaint for failure to state a claim and for failure to plead with particularity as required by Fed. R. Civ. P.9(b) and the Private Securities Litigation Reform Act of 1995. The accounting firms also filed motions to dismiss. Briefing on the motions was completed on December 18, 2000, and the motions presently are pending before the court.

         On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addresses certain policy and finance fee payments by Superior to Superior Group, and financial reporting issues, including disclosure of intercompany transactions. An administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. A recommended order has not yet been rendered by the administrative law judge. The FDOI could reject findings in a recommended order and issue an order which could restrict Superior from paying certain billing and policy fees to Superior Group and include a requirement that Superior Group repay to its subsidiary, Superior, billing and policy fees from prior years in an amount of approximately $35.2 million. A restriction on the ability of Superior to pay future billing and policy fees to Superior Group may necessitate that the Company take certain actions, which may be subject to regulatory approvals, to reallocate operating revenues and expenses between its subsidiaries. The Company intends to vigorously contest the issuance of any such order; however, there can be no assurance that an order, if issued, will not have a material adverse effect on the Company's results of operations or financial position.

         Superior is a defendant in a case filed September 15, 2000 in the Circuit Court for Lee County, Florida entitled Charles L. Fulton, D.C. v. Superior Insurance Company, Case No. 00-7546 CA LG. The case purported to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from Superior. The court granted Superior Insurance Company's motion to dismiss the amended complaint and indicated that the allegations of the plaintiff's amended complaint were inappropriate for class certification. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it.

         The California Department of Insurance ("CDOI") had previously advised the Company that it was reviewing a possible assessment which could total $3 million. The Company does not believe it will owe anything for this possible assessment. This possible assessment relates to brokers fees charged to policyholders by independent agents who placed business with Superior. The CDOI has indicated that such brokers fees charged by the independent agent to the policyholder were improper and has requested reimbursement to the policyholders from Superior. The Company did not receive any of such brokers fees. There was no significant development on this matter during 2000 and an assessment has not been formally made by the CDOI. The Company will vigorously defend any potential assessment and believes it will prevail.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


EXECUTIVE OFFICERS OF THE REGISTRANT

         Presented below is certain information regarding the executive officers of the Company who are not also directors. Their respective ages and their respective positions with the Company are listed as follows:

Name                           Age          Position

Gregg Albacete                 38           Vice President and Chief Information
                                            Officer of the Company

Earl R. Fonville               37           Vice President, Chief Financial
                                            Officer and Treasurer of the Company

          Mr. Albacete has served as Vice President and Chief Information Officer of the Company since January, 2000. Mr. Albacete served as Vice President and Chief Information Officer of Leader Insurance from December, 1987 to January, 2000. From March 1982 to February 1985 Mr. Albacete worked for
Transport Insurance. Prior to that time, Mr. Albacete was a self-employed consultant.

          Mr. Fonville, has served as Vice President, Chief Financial Officer and Treasurer of the Company since September 2000. Mr. Fonville served from October 1999 to August 2000 various insurance organizations providing consulting services in the areas of accounting and finance. During the period from November 1993 to September 1999, Mr. Fonville served as Vice President, Corporate Auditor with Acordia, Inc. and Vice President, Chief Financial Officer of Acordia of Lexington.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information regarding the trading market for the Company's common stock, the range of selling prices for each quarterly period since January 1, 1999, and the approximate number of holders of common stock as of December 31, 2000 and other matters is included under the caption "Market and Dividend Information" on page 43 of the 2000 Annual Report, included as Exhibit 13, which information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         The data  included  on page 5 of the 2000  Annual  Report,  included as
Exhibit 13, under "Selected Financial Data" is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2000 Annual Report on pages 6 through 14 included as Exhibit 13 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The discussion entitled "Quantitative and Qualitative Disclosures About Market Risk" is included in the 2000 Annual Report on pages 12 through 14 included as Exhibit 13 is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements in the 2000 Annual Report, included as Exhibit 13, and listed in Item 14 of this Report are incorporated herein by reference from the 2000 Annual Report.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding Directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 2001 annual meeting of common stockholders to be filed with the Commission pursuant to Regulation 14A (the "Proxy Statement").

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The documents listed below are filed as a part of this Report except as otherwise indicated:

1. Financial Statements. The following described consolidated financial statements found on the pages of the 2000 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

              Description of Financial Statement Item Location in 2000 Annual Report

                Reports of Independent Accountants                      Pages 40
                                                                          and 41

                Consolidated Balance Sheets, December 31,
                  2000 and 1999                                          Page 15

                Consolidated Statements of Earnings (Loss), Years
                  Ended December 31, 2000, 1999 and 1998                 Page 16

                Consolidated Statements of Changes In
                  Shareholders' Equity (Deficit), Years Ended
                  December 31, 2000, 1999 and 1998                       Page 17

                Consolidated Statements of Cash Flows,
                  Years Ended December 31, 2000, 1999 and 1998           Page 18

                Notes to Consolidated Financial Statements,
                  Years Ended December 31, 2000, 1999 and 1998           Page 19
                                                                      through 38

2. Financial Statement Schedules. The following financial statement schedules are included beginning on Page 25.

               Reports of Independent Accountants

                 Schedule II - Condensed Financial Information of Registrant

                 Schedule IV - Reinsurance

                 Schedule V - Valuation and Qualifying Accounts

                 Schedule VI - Supplemental Information Concerning Property - Casualty Insurance Operations

3. Exhibits. The Exhibits set forth on the Index to Exhibits are incorporated herein by reference.

4. Reports on Form 8-K. The following reports were filed during the fourth quarter of 2000.

               None

Board of Directors and Stockholders of
Symons International Group, Inc. and Subsidiaries

The audit referred to in our report dated March 13, 2001, relating to the consolidated financial statements of Symons International Group, Inc. and subsidiaries, which is incorporated in Item 8 of this Form 10-K by reference to the annual report to stockholders for the year ended December 31, 2000 included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.



BDO SEIDMAN, LLP
Grand Rapids, Michigan
March 13, 2001

Board of Directors And Stockholders of Symons International Group, Inc. And Subsidiaries

In our opinion, the consolidated statements of earnings (loss), changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 1998 (appearing on pages 15 through 38 of the Symons International Group, Inc. 2000 Annual Report to Shareholders' which has been incorporated by reference in the Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Symons International Group, inc. and Subsidiaries (the "Company") for the year ended December 31, 1998 in conformity with accounting practices generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the company for any period subsequent to December 31, 1998.



/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
April 13, 1999

SYMONS INTERNATIONAL GROUP, INC.
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES.

The information required by this schedule is included in Note 3 of Notes to Consolidated Financial Statement.

 SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company)
As Of December 31, 1999 and 2000
(In Thousands)


ASSETS                                                                     1999                   2000
                                                                           ----                   ----

Assets:
    Investments In And Advances To Related Parties                      $74,429                $38,957
    Cash and Cash Equivalents                                             4,938                     85
    Federal Income Tax Receivable                                        (3,769)                (1,916)
    Property and Equipment                                                   72                     55
    Other                                                                  (194)                    16
    Intangible Assets                                                    39,524                  4,547
                                                                         ------                  -----
Total Assets                                                           $115,000                $41,744
                                                                       ========                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accrued Distributions on Preferred Securities                        $4,809                $18,397
    Other                                                                   171                    792
                                                                            ---                    ---
Total Liabilities                                                         4,980                 19,189
                                                                          -----                 ------
Manditorily Redeemable
    Preferred Securities                                                135,000                135,000
                                                                        -------                -------
Stockholders' Equity:
    Common Stock, No Par, 100,000,000 shares Authorized,                 38,136                 38,136
       10,385,399 and 10,385,399 Issued and Outstanding
    Additional Paid-In Capital                                            5,851                  5,851
    Unrealized Gain (Loss) On Investments (Net of Deferred               (4,898)                (3,938)
       Taxes of $(2,637) in 1999 and $Nil in 2000)
Retained Earnings                                                       (64,069)              (152,494)
                                                                        --------              ---------
Total Stockholders' Equity (Deficit)                                    (24,980)              (112,445)
                                                                        --------              ---------
Total Liabilities and Stockholders' Equity                             $115,000                $41,744
                                                                       ========                =======

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For The Years Ended December 31, 1998, 1999 and 2000
(In Thousands)

                                                                            1998         1999          2000
                                                                            ----         ----          ----

Fee Income                                                                  $600         $600          $600
Net Investment Income                                                      6,462        6,186         6,456
                                                                           -----        -----         -----
Total Revenue                                                              7,062        6,786         7,056
                                                                           -----        -----         -----
Expenses:
    Policy Acquisition and General and Administrative Expenses             3,663        4,256        39,032
    Interest Expense                                                         ---           --            --
                                                                             ---           --            --
Total Expenses                                                             3,663        4,256        39,032
                                                                           -----        -----        ------
Income Before Taxes and Minority Interest                                  3,399        2,530       (31,976)
Provisions for Income Taxes                                                1,789        5,497         1,393
                                                                           -----        -----         -----
Net Income (Loss) Before Minority Interest                                 1,610       (2,967)      (33,369)
Minority Interest:
    Equity in Consolidated Subsidiaries                                   (7,616)     (69,513)      (41,469)
    Distribution on Preferred Securities, Net of Tax                      (8,411)      (8,336)      (13,587)
                                                                          -------      -------      --------
Net Income (Loss) for the Period                                         (14,417)     (80,816)      (88,425)
Change in unrealized gains (losses) on securities                           (647)          --            --
Exercise of stock options                                                     37       (6,159)          960
Purchase of Common Stock                                                  (1,341)          --            --
Equity (deficit), beginning of year                                       78,363       61,995       (24,980)
                                                                          ------       ------       --------
Equity (deficit), end of year                                            $61,995     $(24,980)    $(112,445)
                                                                         =======     =========    ==========


SYMONS INTERNATIONAL GROUP, INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT For The Years Ended December 31, 1998, 1999 and 2000 (In Thousands)

                                                                            1998          1999           2000
                                                                            ----          ----           ----

Net Income (Loss)                                                       $(14,417)     $(80,816)      $(88,425)
Cash Flows From Operating Activities:
Adjustments to Reconcile Net Cash Provided by (Used In) Operations:
    Equity In Net (Income) Loss of  Subsidiaries                           7,616        69,513         41,469
    Depreciation of Property and Equipment                                     7             5             17
    Amortization of Intangible Assets                                      2,040         2,194         34,977
Net Changes in Operating Assets and Liabilities:
    Federal Income Taxes                                                  (3,621)        7,613         (1,853)
    Other Assets                                                             538           293           (210)
    Other Liabilities                                                        646          (582)        14,209
                                                                             ---          -----        ------
Net Cash Provided From (Used In) Operations                               (7,191)       (1,780)           184
                                                                          -------       -------           ---
Cash Flow Used In Investing Activities:
    Purchase of Property and Equipment                                        (5)          (64)            --
                                                                              ---          ----            --
Net Cash Used in Investing Activities:                                        (5)          (64)            --
                                                                              ---          ----            --
Cash Flows Provided by Financing Activities:
    Contributions of Capital or Dividends Received from Subsidiaries
                                                                          10,786         4,196         (5,037)
    Other Investing Activities                                            (1,303)           --             --
                                                                          -------           --             --
Net Cash Provided By Financing Activities                                  9,483         4,196         (5,037)
                                                                           -----         -----         -------
Increase (Decrease) in Cash and Cash Equivalents                           2,287         2,352         (4,853)
Cash and Cash Equivalents - Beginning of Year                                299         2,586          4,938
                                                                             ---         -----          -----
Cash and Cash Equivalents - End of Year                                   $2,586        $4,938            $85
                                                                          ======        ======            ===

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For The Years Ended December 31, 1998, 1999 and 2000

Basis of Presentation

The condensed financial information should be read in conjunction with the consolidated financial statements of Symons International Group, Inc. The condensed financial information includes the accounts and activities of the parent company which acts as the holding company for the insurance subsidiaries.

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE IV - REINSURANCE
For The Years Ended December 31, 1998, 1999 and 2000
(In Thousands)

Property and Liability Insurance         1998         1999          2000
                                         ----         ----          ----

Direct Amount                          $299,733      $233,514      $168,626
Assumed From Other Companies             10,431         2,887         5,835
Ceded to Other Companies                (40,423)        8,425       (78,621)
                                        --------        -----       --------
Net Amounts                             269,741       244,826        95,840
                                        =======       =======        ======
Percentage of Amount Assumed to Net         3.9%          1.2%          6.1%



SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 1998, 1999 and 2000
(In Thousands)


                                                     1998                    1999                    2000
                                                Allowance for           Allowance for            Allowance for
                                              Doubtful Accounts       Doubtful Accounts        Doubtful Accounts

Additions:

Balance at Beginning of Period                              $1,297                  $4,953                   $1,479

Charged to Costs and Expenses(1)                             6,259                   6,134                    9,623

Charged to Other Accounts                                      ---                     ---                      ---

Deductions from Reserves                                     2,603                   9,608                    9,162
                                                             -----                   -----

Balance at End of Period                                    $4,953                  $1,479                   $1,940
                                                            ======                  ======                   ======

(1) The Company continually monitors the adequacy of its allowance for doubtful accounts and believes the balance of such allowance at December 31, 1998, 1999 and 2000 was adequate.

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS For The Years Ended December 31, 1998, 1999 and 2000 (In Thousands)


          Deferred   Reserves   Discount,Unearned    Earned      Net           Claims and       Amorti-zatiPaid       Premiums
          Policy     for        if       Premiums    Premiums    Invest-menAdjustment Expenses  of         Claims     Written
          Acquisi-   Unpaid     any,                             Income         Incurred        Deferred   and
          tion       Claims     deducted                                       Related to:      Policy     Claim
          Costs      and        in                                                              Acqui-sitioAdjust-
                     Claim      Column                                                          Costs      ment
                     Adjust-    C                                                                          Expense
                     ment
                     Expense

Consolidated property - casualty                                           Current    Prior
entities                                                                   Years      Years


1998      16,332     134,024    ---      97,929      264,022     12,098    204,818    13,098     48,066     186,543    310,164

1999      13,908     152,455    ---      80,562      249,094     12,242    214,606    16,367     42,665     208,225    236,401

2000      6,454      108,117    ---      62,386      137,706     10,074    127,497    (14,118)   37,453     167,442    174,461



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


                                        SYMONS INTERNATIONAL GROUP, INC.


April 17, 2001                           By:     /s/ Douglas H. Symons
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 17, 2001, on behalf of the Registrant in the capacities indicated:

(1) Principal Executive Officer:


/s/ Douglas H. Symons
Chief Executive Officer


(2) Principal Financial Officer:


/s/ Earl R. Fonville
Vice President and Chief Financial Officer,
Principal Accounting Officer


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