Form 10-Q/A
period 2001-06-30
SYMONS INTERNATIONAL GROUP INC
filed 2001-08-15
CIK 1013698

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-Q/A

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

                                FORM 10-Q/A INDEX
                       FOR THE QUARTER ENDED JUNE 30, 2001



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

3.   REGULATORY AFFAIRS
     Two of the Company's insurance company subsidiaries, Pafco General Insurance Company ("Pafco") and IGF Insurance Company ("IGF") are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). While neither Pafco nor IGF have surplus from which to pay dividends, statutory requirements place limitations on the amount of funds that can be remitted to the Company from Pafco and IGF. While neither Pafco nor IGF have surplus from which to pay dividends, the Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the consent orders would presently restrict such payments in any event. Further, Consent Orders with the IDOI described below prohibit the payment of dividends by Pafco and another insurance company subsidiary. Superior Insurance Company ("Superior"), and related entities are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). Florida statute contains limitations with regard to payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income; whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of

     Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

     The changes in statutory accounting principles resulting from Codification which impact the Company's insurance subsidiaries, among other things, limit the statutory carrying value of electronic data processing equipment and deferred tax assets in determining statutory surplus. The consolidated statutory surplus of the Company's insurance subsidiaries as of December 31, 2000 was $39.4 million. Effective January 1, 2001, the consolidated statutory surplus was reduced by $11.4 million to $28.0 million, giving recognition to the new accounting principles.

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

     A dispute arose between MSI and IGF with respect to the funding of the settlements of claims made on the AgPI Program. MSI and IGF currently are arbitrating their dispute over responsibility for over $60 million in claims paid by both companies to MSI's insureds. IGF is seeking a recovery of the $30 million in claims which it paid, and MSI is seeking a similar recovery of the claims which it paid. The arbitration commenced December 20, 2000. The parties subsequently selected an arbitration panel and had their first organizational meeting with the panel on May 22, 2001. At that meeting, MSI moved for an order requiring IGF to post pre-hearing security through the issuance of a letter of credit in the amount of $39 million. Over IGF's objection, in a two to one vote, the panel on June 9, 2001, ordered IGF to post the $39 million in security, which IGF was to have done by June 19, 2001.

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

     Summarized results of operations and financial position for discontinued operations were as follows:


         STATEMENTS OF EARNINGS (LOSSES):
         (in thousands)
                                                                              Three Months Ended
                                                                                   June 30
                                                                     ---------------------------------
                                                                          2001               2000
                                                                     ---------------     -------------

Gross premiums written                                                   $88,569            $101,108
                                                                         =======            ========
Net premiums written                                                     $(7,906)            $10,379
                                                                         ========            =======

     Net premiums earned                                                 $(2,816)             $6,501
     Net investment and fee income                                         1,251                 154
     Net realized capital gain                                               629                   -
                                                                             ---           ---------
Total revenues                                                              (936)              6,655
                                                                            -----              -----

     Loss and loss adjustment expenses                                       913               7,894
     Policy acquisition and general and administrative expenses            1,901              (4,654)
     Interest and amortization expense                                    (1,594)                269
                                                                          -------                ---
Total expenses                                                             1,220               3,509
                                                                           -----               -----
Income before income taxes                                                (2,156)              3,146

Income tax expense                                                             -                   -
                                                                      ----------           ---------
Net income from discontinued operations                                  $(2,156)             $3,146
                                                                         ========             ======


         STATEMENTS OF EARNINGS (LOSSES):
         (in thousands)

                                                                             Six Months Ended
                                                                                 June 30
                                                                    ----------------------------------
                                                                          2001               2000
                                                                     ---------------     -------------

Gross premiums written                                                  $182,959            $185,468
                                                                        ========            ========
Net premiums written                                                        $(18)            $17,949
                                                                            =====            =======
     Net premiums earned                                                    $(18)             $9,434
     Net investment and fee income                                           935                 121
     Net realized capital gain                                               631                   1
                                                                          ------             -------
Total revenues                                                             1,548                9556
                                                                           -----                ----
     Loss and loss adjustment expenses                                     6,783              10,334
     Policy acquisition and general and administrative expenses           (1,722)             (8,446)
     Interest and amortization expense                                    (1,357)                512
                                                                          -------             ------
Total expenses                                                             3,704               2,400
                                                                           -----               -----
Income before income taxes                                                (2,156)              7,156

Income tax expense                                                             -                   -
                                                                      ----------           ---------
Net income from discontinued operations                                  $(2,156)             $7,156
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