Form 10-Q
period 2001-09-30
SYMONS INTERNATIONAL GROUP INC
filed 2001-11-14
CIK 1013698

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

Mark One
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from           to
                                             -----------  ----------


                         Commission File Number: 0-29042

                        SYMONS INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)



            INDIANA                                              35-1707115
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


As of November 1, 2001, there were 10,385,399 shares of Registrant's no par value common stock issued and outstanding.

                                 FORM 10-Q INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                       Page
                                                                                                      Number
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets at September 30, 2001
           (unaudited) and December 31, 2000.......................................................       3

           Unaudited Consolidated Statements of Operations
           for the Three Months Ended
           September 30, 2001 and 2000.............................................................       4

           Unaudited Consolidated Statements of Operations
           for the Nine Months ended
           September 30, 2001 and 2000.............................................................       5

           Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000 ..........................................       6

           Condensed Notes to Unaudited Consolidated Financial
           Statements..............................................................................       7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................................       15

Item 3     Quantitative and Qualitative Disclosures about Market Risk..............................       20

PART II    OTHER INFORMATION.......................................................................       20

Item 1     Legal Proceedings.......................................................................       20

Item 2     Changes in Securities and Use of Proceeds...............................................       22

Item 3     Defaults Upon Senior Securities ........................................................       22

Item 4     Submission of Matters to a Vote of Security Holders ....................................       22

Item 5     Other Information ......................................................................       22

Item 6     Exhibits and Reports on Form 8-K........................................................       22

SIGNATURES      ...................................................................................       23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SYMONS INTERNATIONAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                                                  September 30,
                                                                                       2001             December 31,
                                                                                   (Unaudited)              2000
                                                                                 -----------------     ---------------
ASSETS
  Investments:
    Available for sale:
      Fixed maturities, at market                                                     $62,279               $99,506
      Equity securities, at market                                                     12,851                16,561
      Short-term investments, at amortized cost, which approximates market             12,599                14,872
      Mortgage loans, at cost                                                               -                 1,870
      Other invested assets                                                             1,493                 1,331
                                                                                        -----                 -----
  Total investments                                                                    89,222               134,140
  Cash and cash equivalents                                                            25,600                 1,363
  Receivables,  net of  allowance  of  $1,999  and  $1,940  in 2001  and  2000,
    respectively                                                                       46,882                50,364
  Reinsurance recoverable on paid and unpaid losses                                    26,025                48,315
  Prepaid reinsurance premiums                                                         28,787                24,773
  Deferred policy acquisition costs                                                     3,536                 6,454
  Property and equipment, net of accumulated depreciation                              10,544                12,392
  Investments in and advances to related parties                                          493                   680
  Intangible assets                                                                     4,419                 4,547
  Other assets                                                                          1,537                 3,545
  Net assets of discontinued operations                                                     -                 1,384
                                                                                     --------              --------
Total Assets                                                                         $237,045              $287,957
                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Loss and loss adjustment expense reserves                                           $86,435              $108,117
  Unearned premiums                                                                    60,502                62,386
  Reinsurance payables                                                                 43,068                62,059
  Distributions payable on preferred securities                                        29,382                18,397
  Deferred income                                                                       4,000                     -
  Other liabilities                                                                    16,735                14,443
                                                                                       ------               -------
Total Liabilities                                                                     240,122               265,402
                                                                                      -------               -------
Minority interest:
  Company-obligated  mandatory  redeemable  preferred stock of trust subsidiary
    holding solely parent debentures                                                  135,000               135,000
                                                                                      -------               -------
Stockholders' Equity (Deficit):
  Common stock, no par value,  100,000,000 shares authorized  10,385,399 shares
    issued and outstanding in both 2001 and 2000                                       38,136                38,136
  Additional paid-in capital                                                            5,851                 5,851
  Unrealized loss on investments available for sale                                    (4,149)               (3,938)
  Retained (Deficit)                                                                 (177,915)             (152,494)
                                                                                     ---------             ---------
Total Stockholders' (Deficit)                                                        (138,077)             (112,445)
                                                                                     ---------             ---------
Total Liabilities and Stockholders' (Deficit)                                        $237,045              $287,957
                                                                                     ========              ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                  -------------     --------------
                                                                                      2001              2000
                                                                                  -------------     --------------

Gross premiums written                                                               $27,268           $45,841

Less ceded premiums                                                                  (12,664)          (17,755)
                                                                                     --------          --------

    Net premiums written                                                             $14,604           $28,086
                                                                                     =======           =======

    Net premiums earned                                                              $22,839           $30,857

Fee income                                                                             3,799             3,356

Net investment income                                                                  1,443             2,416

Net realized capital gain (loss)                                                         793            (2,632)
                                                                                      ------            -------

    Total revenues                                                                    28,874            33,997
                                                                                      ------            ------

Expenses:

    Losses and loss adjustment expenses                                               19,072            25,629

    Policy acquisition and general and administrative expenses                        13,038            16,953

    Amortization of intangibles                                                           43               490
                                                                                      ------            ------

    Total expenses                                                                    32,153            43,072
                                                                                      ------            ------

Loss from continuing operations before income taxes and minority interest             (3,279)           (9,075)
                                                                                      -------           -------

    Total income taxes                                                                      -                 -
                                                                                      -------           -------

Loss from continuing operations before minority interest                              (3,279)           (9,075)
                                                                                      -------           -------

Minority interest:

     Distributions on preferred securities, net of tax of $0 in both 2001 and
     2000                                                                              3,545             3,454
                                                                                       -----             -----

Loss from continuing operations                                                       (6,824)          (12,529)

Discontinued operations:

     Loss from operations of discontinued segment, less applicable income taxes
     of $0 in both 2001 and 2000                                                            -          (12,387)
                                                                                     --------          --------



Net loss                                                                             $(6,824)         $(24,916)
                                                                                     ========         =========
Weighted average shares outstanding - basic and fully diluted                         10,385            10,385
                                                                                      ======            ======
Net loss from continuing operations per share - basic and fully diluted               $(0.66)           $(1.21)
                                                                                      =======           =======
Net loss of discontinued operations per share-basic and fully diluted                 $     -           $(1.19)
                                                                                      =======           =======
Net loss per share - basic and fully diluted                                          $(0.66)           $(2.40)
                                                                                      =======           =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                   ------------     ---------------
                                                                                      2001               2000
                                                                                   ------------     ---------------
Gross premiums written                                                               $122,358         $135,732

Less ceded premiums                                                                   (66,305)         (57,831)
                                                                                      --------         --------

    Net premiums written                                                              $56,053          $77,901
                                                                                      =======          =======

    Net premiums earned                                                               $64,598         $111,275

Fee income                                                                             10,265           10,921

Net investment income                                                                   4,615            7,826

Net realized capital loss                                                                (263)          (3,949)
                                                                                         -----          -------

    Total revenues                                                                     79,215          126,073
                                                                                       ------          -------

Expenses:

    Losses and loss adjustment expenses                                                57,097           92,032

    Policy acquisition and general and administrative expenses                         34,269           54,290

    Amortization of intangibles                                                           128            1,470
                                                                                      -------          -------

    Total expenses                                                                     91,494          147,792
                                                                                       ------          -------

Loss from continuing operations before income taxes and minority interest             (12,279)         (21,719)
                                                                                      --------         --------

    Total income taxes                                                                      -              487
                                                                                      --------         -------

Loss from continuing operations before minority interest                              (12,279)         (22,206)
                                                                                      --------         --------

Minority interest:

     Distributions on preferred securities, net of tax of $0 in both 2001 and
     2000                                                                              10,986           10,075
                                                                                       ------           ------

Loss from continuing operations                                                       (23,265)         (32,281)

Discontinued operations:

     Loss from operations of discontinued segment, less applicable income taxes
     of $0 in both 2001 and 2000                                                       (2,156)          (5,231)
                                                                                       -------          -------

Net loss                                                                             $(25,421)        $(37,512)
                                                                                     =========        =========
Weighted average shares outstanding - basic and fully diluted                          10,385           10,385
                                                                                       ======           ======
Net loss from continuing operations per share - basic and fully diluted                $(2.24)          $(3.11)
                                                                                       =======          =======
Net loss of discontinued operations per share - basic and fully diluted                $(0.21)         $  (.50)
                                                                                       =======         ========
Net loss per share - basic and fully diluted                                           $(2.45)          $(3.61)
                                                                                       =======          =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                   Nine Months
                                                                                                Ended September 30
                                                                                      ---------------------------------------
                                                                                           2001                  2000
                                                                                      ----------------     ------------------
Cash flows from operating activities:
    Net loss for the period                                                                $(25,421)            $(37,512)
    Adjustments to reconcile net earnings to net cash provided by (used in)
    operations:
        Depreciation and amortization                                                         1,987                5,416
        Net realized capital loss                                                               263                3,949
      Net changes in operating assets and liabilities:
      Receivables                                                                             3,482                6,448
      Reinsurance recoverable on paid and unpaid losses                                      22,290              (18,895)
      Prepaid reinsurance premiums                                                           (4,014)             (19,557)
      Deferred policy acquisition costs                                                       2,918                6,291
      Other assets and liabilities                                                            4,299               (7,968)
      Loss and loss adjustment expense reserves                                             (21,682)             (29,523)
      Unearned premiums                                                                      (1,884)             (14,031)
      Reinsurance payables                                                                  (18,991)              40,236
      Distribution payable on preferred securities                                           10,985               10,075
      Deferred income                                                                         4,000                    -
      Net assets from discontinued operations                                                 2,277               21,321
                                                                                            -------              -------
Net cash used in operations                                                                 (19,491)             (33,750)
                                                                                            --------             --------

Cash flows from investing activities, net of assets acquired:
    Net sale of short-term investments                                                        2,273                4,073
    Proceeds from sales, calls and maturities of fixed maturities                            54,594               53,898
    Purchase of fixed maturities                                                            (12,339)              (3,562)
    Proceeds from sale of equity securities                                                   9,842               14,212
    Purchase of equity securities                                                           (10,486)             (20,228)
    Proceeds from repayment of mortgage loans                                                 1,870                   90
    Purchase of property and equipment                                                       (1,216)                (950
    Net investing activities from discontinued operations                                    (1,322)                (307)
    Other                                                                                      (104)                (119)
                                                                                            --------              -------
Net cash provided by investing activities                                                    43,112               47,107
                                                                                             ------               ------


Cash flows from financing activities, net of assets acquired:
    Net financing activities from discontinued operations                                       429              (14,539)
    Repayment of related party loans                                                            187                  (65)
                                                                                             ------              --------
Net cash provided by (used in) financing activities                                             616              (14,604)
                                                                                             ------              --------


Decrease in cash and cash equivalents                                                        24,237               (1,247)
Cash and cash equivalents, beginning of period                                                1,363                2,139
                                                                                            -------             --------
Cash and cash equivalents, end of period                                                    $25,600                 $892
                                                                                            =======             ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             For the Three and Nine Months Ended September 30, 2001


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

     These restrictions currently apply as the Company's consolidated coverage ratio was (0.85) as of September 30, 2001, and will continue to apply until the Company's consolidated coverage ratio exceeds the amount set forth in the indenture. The Company is in compliance with these additional restrictions.

3.   REGULATORY AFFAIRS
     Two of the Company's insurance company subsidiaries, Pafco General Insurance Company ("Pafco") and IGF Insurance Company ("IGF") are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). While neither Pafco nor IGF has surplus from which to pay dividends, statutory requirements place limitations on the amount of funds that can be remitted to the Company from Pafco and IGF. The Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the Consent Orders with the IDOI, described below, prohibit the payment of dividends by Pafco and IGF. Another insurance company subsidiary, Superior Insurance Company ("Superior"), and Superior's insurance company subsidiaries, Superior American Insurance Company and Superior Guaranty Insurance Company, are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). The Florida statute also contains limitations with regard to payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income; whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     As previously reported, on June 29, 2001, the IDOI and IGF entered into a Consent Order (the "Consent Order") relating to IGF. The entry of the Consent Order was a result of losses experienced by IGF in its crop insurance operations and followed the sale of substantially all of the crop insurance assets of IGF to Acceptance Insurance Companies Inc. ("Acceptance"). As previously reported, IGF has discontinued writing new business and its operations are presently in run off.

     The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions, without prior written consent of the IDOI: (i) sell or encumber any of its assets, property, or business in force; (ii) disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by SIG, and does not include payments in excess of $10,000); (iii) lend its funds; (iv) make investments except in specified types of investments; (v) incur debts or obligations, except in the ordinary course of business to unaffiliated parties; (vi) merge or consolidate with another company; (vii) enter into new, or amend existing, reinsurance agreements; (viii) complete, enter into or amend any transaction or arrangement with an affiliate; or (ix) disburse funds or assets to any affiliate. The Consent Order requires IGF to provide the IDOI with monthly written updates and immediate notices of any material change regarding the status of litigation with Mutual Service Casualty Insurance Company and with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF to extend the provisions of the Consent Order.

     While IGF is prohibited from writing any new business pursuant to the Consent Order, the departments of insurance of Florida, Illinois, Minnesota, Missouri, Nebraska and Virginia have also issued orders that require IGF to cease writing business in those states without prior consent. South Carolina has also requested IGF cease writing business in that state. IGF has also agreed with the departments of insurance of Texas and Washington to stop writing business in those states.

     As a result of the Consent Order, IGF was prohibited from writing new non-standard automobile insurance in Pennsylvania after July 31, 2001. Prior to July 31, 2001, the non-standard automobile insurance policies written in Pennsylvania by IGF accounted for approximately 10% of the total gross written premiums of the Company. During the third quarter, the Pennsylvania Department of Insurance determined that it would not permit new business to be written in that state by Superior and other insurance company subsidiaries. Therefore, total written premiums for 2001 will be less than anticipated.

     On February 17, 2000, Pafco agreed to an order under which the IDOI may monitor more closely the ongoing operations of Pafco. Among other matters, Pafco must:

     o Refrain from doing any of the following without the IDOI's prior written consent: (i) selling assets or business in force or transferring property, except in the ordinary course of business; (ii) disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000); (iii) lending funds; (iv) making investments, except in specified types of investments; (v) incurring debt, except in the ordinary course of business and to unaffiliated parties; (vi) merging or consolidating with another company; or (vii) entering into new, or modifying existing, reinsurance contracts.

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

     Superior and Pafco also provide monthly financial information to the departments of insurance in certain states in which they write business, and Pafco has agreed to obtain IDOI prior approval of any new affiliated party transactions.

     The financial review of Superior for the year ended December 31, 1999 by the FDOI has been completed and the FDOI issued its draft report on July 19, 2001. Superior believes it and the FDOI have agreed on language to be contained in the final report regarding the characterization of finance and service fee payments made by Superior to its parent. Superior anticipates the FDOI will issue its final report during the fourth quarter of 2001.

     As previously reported, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to the Company. On August 30, 2001 the FDOI issued its final order which the Company believes improperly characterized billing and policy fees paid by Superior to Superior Group. Superior filed an appeal of the final order to Florida District Court. Superior and the FDOI are presently in settlement discussions regarding the final order.
     Superior entered into a consent order with the Illinois Department of Insurance wherein Superior agreed it would not write business in that state. Superior also agreed to cease writing business in Texas without the prior approval of its department of insurance. The amount of business written by Superior in Illinois and Texas is not material. On October 9, 2001 the State Corporation Commission of Virginia issued an order to take notice regarding an order suspending Superior's license to write business in that state. A hearing for a determination that the suspension order not be issued is set for November 29, 2001.

     The Company's operating subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the IDOI, the FDOI, and the insurance regulators of other states in which the subsidiaries write business. The Company is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve issues with the IDOI and the FDOI or other state insurance regulators in a mutually satisfactory manner could result in future regulatory actions or proceedings that materially and adversely affect the Company.

     The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification.

     The changes in statutory accounting principles resulting from Codification which impact the Company's insurance subsidiaries, among other things, limit the statutory carrying value of electronic data processing equipment and deferred tax assets in determining statutory surplus. The consolidated statutory surplus of the Company's insurance subsidiaries as of December 31, 2000 was $39.4 million. The consolidated statutory surplus was approximately $38.1 million at September 30, 2001.

4.   COMMITMENTS AND CONTINGENCIES
     As previously reported, IGF had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold by IGF during 1998. Sales of this product resulted in large underwriting losses for IGF.

     Approximately $29.1 million was paid through September 30, 2001 in settlement of legal proceedings and claims related to the AgPI Program, with payments totaling approximately $359,000 in the first three quarters of 2001. A reserve of approximately $5.6 million remains to pay future claims. All of the policies of insurance, which were issued in the AgPI Program, were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota.

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

     On or about June 11, 2001, IGF filed a motion in the United States District Court for the District of New Jersey seeking to vacate the arbitration panel's order requiring security. On June 19, 2001, MSI filed a motion in the same court for a ruling confirming that order. On July 26, 2001, the parties presented oral arguments on their cross-motions for vacation and confirmation of the order. On August 6, 2001 the court denied IGF's motion to vacate the arbitration panel's order. As of this date, IGF has not posted the required letter of credit, and it is financially incapable of satisfying that requirement. On November 7, 2001 the arbitration panel considered a petition for default judgment against IGF based on IGF's failure to post the pre-hearing security. In the event the arbitration panel orders a default judgment against IGF, IGF will appeal the order to the United States District Court of New Jersey.

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

     On July 26, 2001, the defendants filed answers to the MSI Complaint. In those answers, each of the defendants denied the material allegations contained in the MSI Complaint and asserted certain affirmative defenses to that complaint. Each of those defendants also filed briefs in opposition to MSI's Motion for Preliminary Injunctive Relief. A hearing on MSI's Motion for Preliminary Injunctive Relief was held Thursday, August 2, 2001. On August 3, 2001, the court denied MSI preliminary injunctive relief.

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

     On September 20, 2001, the court ordered a consolidation of the two cases, and discovery is proceeding. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company and its affiliates financial condition or results of operations.

     During 2000, the discontinued crop operations sold a product that insured potato producers against lost revenue caused by depressed commodity prices for potatoes. The commodity price of potatoes at December 31, 2000 was lower than the expected price; therefore, the Company established a $4,500,000 gross loss reserve for its unpaid loss obligations on this product during the second quarter of 2001. As of September 30, 2001, the Company had settled substantially all of the policyholder claims and no reserve remains.

     As previously reported, a complaint for a class action alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. The Company intends to vigorously defend the claims brought against it. No material developments have occurred since last reported in the June 30, 2001 Form 10-Q.

     On June 29, 2001, the California Department of Insurance ("CDOI") filed a Notice of Non-Compliance against Superior, which alleges that broker fees were charged by independent brokers in violation of California law. The Company and the CDOI are presently engaged in settlement discussions, and the Company expects to settle with the CDOI during the fourth quarter of 2001. Although the ultimate outcome of the settlement discussions is unknown, the Company believes it will not owe more than $200,000 and has reserved this amount in its consolidated financial statements.

     Superior is a defendant in a case filed on May 8, 2001 in the United States District Court for the Southern District of Florida entitled The Chiropractic Centre, Inc. v. Superior Insurance Company which purports to be brought on behalf of a class consisting of healthcare providers allegedly paid improperly discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

     As previously reported, actions have been brought in Florida against Superior Guaranty Insurance Company (a subsidiary of Superior) purporting to be brought on behalf of a class of persons allegedly charged service charges or finance charges in violation of Florida law. No other material developments have occurred since last reported in the June 30, 2001 Form 10-Q.

     As previously reported, an action has been brought in Florida alleging that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. The case was brought on behalf of a purported class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The Company believes the claim is without merit and intends to vigorously defend the charges brought against it. No other material developments have occurred since last reported in the June 30, 2001 Form 10-Q.

     As previously reported, an action has been brought in Florida against Superior on behalf of a purported class consisting of healthcare providers that rendered treatment to Superior insureds and obtained a valid assignment of benefits from Superior. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it. No material developments have occurred since last reported in the June 30, 2001 Form 10-Q.

     The Company is a 50% owner in a limited corporation ("LLC") established to provide business services to the Company and an unrelated, third party. The debt of the LLC exceeds the fair market value of its operating assets by approximately $2 million at September 20, 2001.

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

5.   LOSS DEVELOPMENT ON PRIOR ACCIDENT YEARS
     During the third quarter of 2001, the Company experienced unfavorable development on its year-end 2000 loss and LAE reserves in the amount of $1.0 million. This increased the loss and loss adjustment expense ratio for the quarter by 4.0 percentage points.

6.   RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform to the current year presentation.

7.   EARNINGS PER SHARE
     Basic and diluted net earnings (loss) per share are computed by dividing net earnings (loss) as reported by the average number of shares outstanding as follows:

                                                                              Three Months Ended
                                                                                 September 30
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
                                                                               ======          ======

     The Company has 1,890,000 stock options outstanding as of November 8, 2001. Common stock equivalents are anti-dilutive; therefore, fully diluted earnings per share are the same as basic earnings per share.

8.   DISCONTINUED OPERATIONS
     In December 2000, the Company initiated the divestiture of its crop insurance segment. This business was predominantly written through IGF. The transaction was completed in June 2001 and transferred ownership of substantially all of the crop insurance assets of the Company and IGF, effective with the 2001 crop cycle, to Acceptance. Upon completion of the sale, the net assets of the discontinued operations were reduced to zero. IGF and its affiliates received approximately $27.4 million at closing and Acceptance assumed all of the crop insurance in-force policies for the 2001 crop year. For agreeing not to compete in the crop insurance industry for a period of three years from the date of sale, the Company received $4.5 million at closing that is being amortized to income on a straight-line basis over three years. An additional $9.0 million in reinsurance premium is payable to Granite Re under a multi-year reinsurance treaty whereby Granite Re has agreed to reinsure a portion of the crop insurance business of Acceptance and provide an indemnity on behalf of IGF. The results of the crop insurance segment have been reflected as "Discontinued Operations" in the accompanying unaudited consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations --- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

     Summarized results of operations for discontinued operations were as follows:


         STATEMENTS OF OPERATIONS:
         (in thousands)
                                                                            Three Months Ended
                                                                               September 30
                                                                     ---------------------------------
                                                                          2001               2000
                                                                     ---------------     -------------

Gross premiums written                                                   $56,236             $34,337
                                                                         =======             =======
Net premiums written                                                        $154              $8,942
                                                                            ====              ======

     Net premiums earned                                                    $154             $14,155
     Net investment and fee income                                           (26)                372
     Net realized capital gain                                                (6)                  -
                                                                              ---             ------
Total revenues                                                               122              14,527
                                                                             ---              ------

     Loss and loss adjustment expenses                                    (1,546)             20,803
     Policy acquisition and general and administrative expenses            1,424               5,812
     Interest and amortization expense                                         -                 299
                                                                          ------               -----
Total expenses                                                              (122)             26,914
                                                                            -----             ------

Loss before income taxes                                                       -             (12,387)

Income tax expense                                                             -                   -
                                                                        --------            --------

Net loss from discontinued operations                                   $      -            $(12,387)
                                                                        ========            =========


         STATEMENTS OF OPERATIONS:
         (in thousands)
                                                                             Nine Months Ended
                                                                                September 30
                                                                     ----------------------------------
                                                                          2001               2000
                                                                     ---------------     -------------
Gross premiums written                                                  $239,195            $219,915
                                                                        ========            ========
Net premiums written                                                       $(172)            $26,891
                                                                           ======            =======

     Net premiums earned                                                   $(172)            $23,589
     Net investment and fee income                                           961                 493
     Net realized capital gain                                               636                   1
                                                                             ---               -----
Total revenues                                                             1,425              24,083
                                                                           -----              ------

     Loss and loss adjustment expenses                                     5,238              31,137
     Policy acquisition and general and administrative expenses             (300)             (2,634)
     Interest and amortization expense                                    (1,357)                811
                                                                          -------             ------
Total expenses                                                             3,581              29,314
                                                                           -----              ------

Loss before income taxes                                                  (2,156)             (5,231)

Income tax expense                                                             -                   -
                                                                         -------             --------

Net loss from discontinued operations                                    $(2,156)            $(5,231)
                                                                         ========            ========

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

Pafco, Superior, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies for non-standard risks. Non-standard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies that are directed to different classes of risk within the non-standard market. Premium rates for non-standard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the non-standard private passenger automobile insurance market changes with the insurance environment and grows when the standard carriers become more restrictive. Non-standard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under non-standard policies is shorter than many other types of insurance. Also, since the non-standard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by non-standard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

SIGNIFICANT LOSSES HAVE BEEN REPORTED AND ARE LIKELY TO CONTINUE
For the three months ended September 30, 2001, losses from continuing operations were $(6,824,000) compared to losses of $(12,529,000) in the comparable period of 2000. For the nine months ended September 30, 2001, losses from continuing operations were $(23,265,000) compared to losses of $(32,281,000) for the same period of 2000. The Company previously reported losses from continuing operations of $(71,384,000) for the entire year 2000 compared to losses from continuing operations of $(65,443,000) for 1999. The 2000 loss includes a one-time charge for the write-off of goodwill of $33.5 million. The Company is continuing to seek and implement rate increases and other underwriting actions to achieve profitability. A number of systems have been automated and service problems have been eliminated or significantly reduced. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

RECENT AND FURTHER REGULATORY ACTIONS MAY ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATIONS
The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the Indiana Department of Insurance ("IDOI"), the Florida Department of Insurance ("FDOI"), and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny, suspensions, orders and other regulatory actions by several regulators. The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the IDOI, FDOI, and other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that could have a material adverse effect on the Company's operations.

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

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT
The Company has issued, through a wholly owned trust subsidiary, $135 million aggregate principal amount in Trust Originated Preferred Securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's non-standard automobile management company. The Company began deferring the semi-annual interest payments in February 2000 and may continue to defer such payments for up to five years as permitted by the indenture for the Preferred Securities. Although there is no present event of default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to: incur or guarantee debt; make payments to affiliates; repurchase its common stock; pay dividends on common stock; and increase its level of certain investments in other than investment grade, fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of the Company.

REVIEW OF CONSOLIDATED OPERATIONS

NET LOSS
The net loss for the three months ended September 30, 2001 was $(6,824,000) or $(.66) per share (basic and diluted). This is a decrease of $18,092,000 or $1.74 per share from the net loss for the same period of 2000. The decreased net loss is due primarily to the loss from operations of the discontinued crop insurance segment of $(12,387,000) realized in the third quarter of 2000 as well as improvement in realized capital gains, loss and loss adjustment expenses, and policy acquisition and general and administrative expenses. The loss on discontinued operations in 2000 also decreased the net loss for the nine months ended September 30, 2001 over the same period in 2000 by $12,091,000 or $1.16 per share. Refer to Note 8. "Discontinued Operations" of the Condensed Notes to Consolidated Financial Statements for additional information.

The loss from continuing operations before taxes and distributions on preferred securities was $(3,279,000) for the three months ended September 30, 2001 compared to a loss of $(9,075,000) for the comparable period in 2000, an improvement of $5,796,000. For the nine months ended September 30, 2001, the loss from continuing operations before taxes and distributions on preferred securities improved by $9,440,000.

GROSS PREMIUMS WRITTEN
Gross premiums written decreased 41% for the third quarter of 2001 as compared to the third quarter of 2000. Gross premiums written in the third quarter of 2000 declined 16% from the third quarter of 1999. Both yearly declines resulted from the Company exiting certain highly competitive markets and instituting other underwriting initiatives intended to increase profitability, as well as, being limited by regulatory action from writing in certain states and general surplus levels. For the first nine months of 2001, gross premium written decreased 10% over the same period in 2000, due primarily to the aforementioned rate increases and a reduction in policies in force.

NET PREMIUMS WRITTEN
Net premiums written represent the portion of premiums that are being retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of losses in the Company's insurance subsidiaries and to manage overall risk retention, the Company entered into a reinsurance agreement to cede a portion of its gross written premiums to a third party. In the third quarter of 2001, the Company ceded approximately 46% of its gross written premiums under a quota share reinsurance contract that was effective January 1, 2000. For the first nine months of 2001, approximately 54% of gross premiums written were ceded to the reinsurer.

NET PREMIUMS EARNED
Net premiums earned have decreased 26% and 42% for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decrease in written premium and the increase in ceded premiums.

FEE INCOME
Fee income is derived from installment billings and other services provided to policyholders. In the third quarter of 2001, fee income was 13% higher than in 2000, while fee income for the nine months of 2001 was 6% lower than in 2000. The addition of new fee types, including insufficient funds (NSF), reinstatement, and cancellation fees, as well as the earned portion of service and finance fees, accounts for the third quarter increase. The approximate overall decline in fee income of 10% equates to the overall decline in written premium in the first nine months of 2001.

NET INVESTMENT INCOME
Net investment income decreased 40% and 41% for the three and nine months ended September 30, 2001 compared to the same periods in 2000. This decrease is reflective of the decline in invested assets during a period of declining premiums and the payout of prior year losses settled in 2001.

NET REALIZED CAPITAL GAINS AND (LOSSES)
Net realized capital gains/(losses) were $793,000 and $(263,000) for the three and nine months ended September 30, 2001 respectively, as compared to net realized capital losses of $(2,632,000) and $(3,949,000) in the comparable periods of 2000. Capital gains resulted from the liquidation of longer duration fixed income securities in the third quarter of 2001in order to rebalance the portfolio. These transactions resulted in a higher cash balance at September 30, 2001 that was reinvested in the fourth quarter in shorter maturities. Capital losses were realized due to the continued liquidation of investments to fund operations and claim payments under unfavorable market conditions.

LOSSES AND LOSS ADJUSTMENT EXPENSES
The loss and loss adjustment expense (LAE) ratio for the Company for the three and nine months ending September 30, 2001, was 83.5% and 88.4% of net premiums earned respectively, as compared to 83.1% and 82.7% for the similar period of 2000, and to 82.3% for the entire year of 2000. A portion of LAE, unallocated loss adjustment expenses (ULAE), is not ceded as part of the quota share reinsurance contract mentioned above and accounts for the increased percentages.

During the 3rd quarter of 2001 the Company experienced unfavorable development on its year-end 2000 loss and LAE reserves in the amount of $1.0 million. This increased the loss and loss adjustment expense ratio for the quarter by 4.0 percentage points.

POLICY ACQUISITION AND GENERAL AND ADMINISTRATIVE EXPENSE
Policy acquisition and general and administrative expenses for the three and nine months ended September 30, 2001 declined to $13,038,000 and $34,269,000, respectively, from the comparable periods of 2000. A reduction for the third quarter and first nine months of 2001 of 23% and 37%, respectively, over the same periods in 2000. This reflects an increase in ceding commissions associated with the quota share reinsurance contract and overall operating expense reductions.

As a percentage of gross premiums written, the Company experienced an increase in its 2001 expense ratio of 11% over 2000 for the three months ended September 30, 2001. This increase is the result of a true-up of ceding commissions earned between the second and third quarters, as year-to-date ceding percentages equal 54%, while only 46% of written premium was ceded in the third quarter. For the nine months ended September 30, 2001, the decrease in the expense ratio of 12% is the result of reduced operating expenses, the effect of increased operating expenses allocated to LAE, and an increase in ceding commissions earned under the quota share reinsurance contract over 2000.

PROVISION (BENEFIT) FOR INCOME TAXES
At September 30, 2001, the Company's net tax assets are fully offset by a 100% valuation allowance that resulted in no tax benefit for either the three or nine months ended September 30, 2001.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

CASH AND INVESTMENTS
Total investments at September 30, 2001 and December 31, 2000 were $89.2 million and $134.1 million, respectively. The decline in invested assets results from continued liquidations to fund claim payments and operating expenses as well as the portfolio rebalancing mentioned above. Composition of investments is comparable between these periods and the Company's market risk exposure has not changed materially since December 31, 2000. Refer to "Net Realized Capital Gains and (Losses)" above for a discussion of other changes in cash and investment balances.

REINSURANCE RECEIVABLES AND PAYABLES
The Company negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, the Company may cede a portion of its non-standard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and up to 90% of Pafco's earned premiums in 2001. The average ceding percentage over the year 2000 was 33%, with 41% being ceded in the fourth quarter of 2000. In aggregate, the Company's ceding percentage for 2001 was increased to approximately 54%. The increase in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES
The receivables have decreased by $3,482,000 or 7% from December 31, 2000. This decrease is attributable to the collection of premiums from periods in which written premiums were higher and the general decline in premium volume in 2001.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Total loss and loss adjustment expense reserves decreased from $108,117,000 as of December 31, 2000 to $86,435,000 as of September 30, 2001, a reduction of approximately $21.7 million. This decrease is consistent with the Company's declining volume of business.

UNEARNED PREMIUMS
At September 30, 2001, unearned premiums were $60,502,000, a decrease of $1,884,000 from December 31, 2000, consistent with the decrease in written premiums discussed above.

DEFERRED INCOME
In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2001, the Company received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over the three-year period with four months of amortization taken ($500,000) through September 30, 2001.

STOCKHOLDERS' (DEFICIT)
Stockholders' (deficit) and the increase in the realized loss on investment of $(211,000) has increased by $(25,632,000) from December 31, 2000. This increase is the result of the net loss of $(25,421,000) for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of funds available to the management and holding companies are fees from policyholders, management fees and dividends from its primary subsidiaries.

The Company collects billing fees charged to policyholders that elect to make their premium payments in installments and also receives management fees pursuant to a management agreement between Superior Insurance Group, Inc. ("Superior Group") and Superior Insurance Company ("Superior"). Superior may pay dividends of up to 10% of surplus or 100% of net income, whichever is greater, from earned surplus as permitted by Florida statute. During 2000 and 2001 Superior has had no net income from which to pay dividends. As a result of regulatory actions taken by the Indiana Department of Insurance ("IDOI") with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Extraordinary dividends, within the meaning of the Indiana Insurance Code, cannot be paid by Pafco without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, IGF and Superior are subject to review by the IDOI and FDOI.

The non-standard automobile insurance subsidiaries' primary sources of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability to cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During the third quarter of both 2001 and 2000, due to reduced premium volume, the Company has liquidated investments to pay claims. The Company historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will cause the Company to shorten duration. The Company may incur the cost of selling longer bonds to pay claims as claim payments tend to lag premium receipts. Due to the decline in premium volume, the Company has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

On August 12, 1997, the Company issued through a wholly owned trust subsidiary $135 million aggregate principal amount in Trust Originated Preferred Securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of $6.5 million, which commenced February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years.

The Company began deferring the semi annual interest payments in February 2000. The Company may continue to defer interest payments in accordance with the terms of the trust indenture for up to five years. The unpaid interest installment amounts accrue interest at 9.5%. The Company last deferred the interest payment due in August 2001.

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

These restrictions currently apply as the Company's consolidated coverage ratio was .86 at September 30, 2001, and will continue to apply until the Company's consolidated coverage ratio is in compliance with the terms of the trust indenture. The Company is in compliance with these additional restrictions.

Net cash used in operating activities in the first nine months of 2001 aggregated $(19.5) million compared to cash used of $(33.8) million in the comparable period of 2000.

Management believes cash flows from premiums, investment income, billing fees and the liquidation of investments, as necessary, in the non-standard automobile operations will be sufficient to meet obligations to policyholders and operating expenses for the foreseeable future. This is due primarily to the lag time between receipt of premiums and claims payments. Accordingly, while there can be no assurance as to the sufficiency of the Company's cash flow in future periods, the Company believes that its cash flow will be sufficient to meet all of the Company's operating expenses and operating debt service (not including the Preferred Securities) for the foreseeable future.

GAAP stockholders' equity reflected a deficit of $(138,077,000) at September 30, 2001, which does not reflect the statutory equity upon which the Company conducts its various insurance operations. The Company's insurance subsidiaries, after the effects of Codification (See Note 3 to the consolidated financial statements), had statutory surplus of approximately $38.1 million at September 30, 2001.

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

PART II -         OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

As previously reported, IGF, which is a wholly owned subsidiary of the Company, had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29,147,278 was paid through September 30, 2001 in settlement of legal proceedings and claims related to the AgPI Program, with payments totaling approximately $359,114 for the first three quarters of 2001. A reserve of approximately $5,635,079 remains to pay future claims. All of the policies of insurance, which were issued in the AgPI Program, were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota.

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

On or about June 11, 2001, IGF filed a motion in the United States District Court for the District of New Jersey seeking to vacate the arbitration panel's order requiring security. On June 19, 2001, MSI filed a motion in the same court for a ruling confirming that order. On July 26, 2001, the parties presented oral arguments on their cross-motions for vacation and confirmation of the order. On August 6, 2001 the court denied IGF's motion to vacate the arbitration panel's order. As of this date, IGF has not posted the required letter of credit, and it is financially incapable of satisfying that requirement. On November 7, 2001 the arbitration panel considered a petition for default judgment against IGF based on IGF's failure to post the pre-hearing security. In the event the arbitration panel orders a default judgment against IGF, IGF will appeal the order to the United States District Court of New Jersey.

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


July 26, 2001, the defendants filed answers to the MSI Complaint. In those answers, each of the defendants denied the material allegations contained in the MSI Complaint and asserted certain affirmative defenses to that complaint. Each of those defendants also filed briefs in opposition to MSI's Motion for Preliminary Injunctive Relief. A hearing on MSI's Motion for Preliminary Injunctive Relief was held Thursday, August 2, 2001. On August 3, 2001, the court denied MSI preliminary injunctive relief.

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

On June 6, 2001, CNA filed a complaint against IGF, IGFH and the Company (the "CNA complaint") asserting claims based on the SAA and related agreements for approximately $25 million allegedly owed CNA by virtue of its exercise of the Put Mechanism, $3 million for amounts allegedly due under reinsurance agreements for the 2000 crop year, $1 million for certain "fronting costs," and $1 million pursuant to a note executed by IGFH to CNA's affiliate in connection with the acquisition by IGFH of North American Crop Underwriters, Inc. in 1998. CNA also asserted claims to the effect that the June 6, 2001 sale of IGF assets to Acceptance resulted in payments of funds to Goran, the Company and Granite Re, which funds allegedly should have been paid to IGF instead. On June 6, 2001, CNA asked the district court to enter a temporary restraining order preventing IGF, IGFH and the Company from disposing of the proceeds received by them in connection with the sale of IGF assets to Acceptance. In an emergency hearing, the court denied CNA the relief it requested, without prejudice to reconsideration of those issues at a future time. CNA has since amended the CNA Complaint to add Goran and Granite Re as defendants. CNA's counterclaim in response to the IGF Complaint asserts essentially the same claims against the same parties as the amended CNA Complaint.

On September 20, 2001, the court ordered a consolidation of the two cases. Discovery in the case is proceeding.

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

As previously reported, the California Department of Insurance ("CDOI") filed a Notice of Non-Compliance against Superior on June 29, 2001, which alleges that broker fees were charged by independent brokers in violation of California law. The Company and the CDOI are presently in settlement discussions, and the Company expects to settle with the CDOI during the fourth quarter. Although the ultimate outcome of the settlement discussions is unknown, the Company believes it will settle for an amount less than $200,000 and therefore has accrued this amount in its consolidated financial statements.

Superior is a defendant in a case filed on May 8, 2001 in the United States District Court for the Southern District of Florida entitled The Chiropractic Centre, Inc. v. Superior Insurance Company which purports to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by an third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

See footnote 4, "Commitment and Contingencies", and footnote 3, "Regulatory Affairs", to the Company's consolidated financial statements in Part I of this report, incorporated herein by reference, for additional legal matters.

Except as set forth above, there have been no other material developments in any of the pending legal proceedings previously reported by the Company in the June 30, 2001 Form 10-Q.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         EXHIBITS
         Employment agreement by and between the Company and Mark A. Paul dated July 30, 2001.

         REPORTS ON FORM 8-K
         On August 2, 2001 the Company filed a Form 8-K describing recent legal proceedings and regulatory actions regarding the Registrant and its affiliates as discussed above under "Legal Proceedings," "Commitments and Contingencies," and "Regulatory Affairs."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2001.



                                        By: /s/ Douglas H. Symons
                                            ---------------------
                                        Douglas H. Symons
                                        Chief Executive Officer



                                        By: /s/ Mark A. Paul
                                            --------------------------
                                        Mark A. Paul
                                        Vice President, Chief Financial Officer,
                                        and Treasurer