Form 10-Q/A
period 2001-09-30
SYMONS INTERNATIONAL GROUP INC
filed 2001-11-27
CIK 1013698

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

                                FORM 10-Q/A INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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
Minority interest:
  Company-obligated mandatorily redeemable preferred stock of trust subsidiary
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
                                                                                     ========              ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                  -------------     --------------
                                                                                      2001              2000
                                                                                  -------------     --------------

Gross premiums written                                                               $27,268           $45,842

Less ceded premiums                                                                  (12,664)          (17,756)
                                                                                     --------          --------

    Net premiums written                                                             $14,604           $28,086
                                                                                     =======           =======

Net premiums earned                                                                  $22,839           $30,857

Fee income                                                                             3,799             3,356

Net investment income                                                                  1,443             2,416

Net realized capital gain (loss)                                                         793            (2,632)
                                                                                      ------            -------

    Total revenues                                                                    28,874            33,997
                                                                                      ------            ------

Expenses:

    Losses and loss adjustment expenses                                               19,072            25,629

    Policy acquisition and general and administrative expenses                        13,038            16,952

    Amortization of intangibles                                                           43               490
                                                                                      ------            ------

    Total expenses                                                                    32,153            43,071
                                                                                      ------            ------

Loss from continuing operations before income taxes and minority interest             (3,279)           (9,074)
                                                                                      -------           -------

    Total income taxes                                                                      -                 -
                                                                                      -------           -------

Loss from continuing operations before minority interest                              (3,279)           (9,074)
                                                                                      -------           -------

Minority interest:

     Distributions on preferred securities, net of tax of $0 in both 2001 and
     2000                                                                              3,545             3,454
                                                                                       -----             -----

Loss from continuing operations                                                       (6,824)          (12,528)

Discontinued operations:

     Loss from operations of discontinued segment, less applicable income taxes
     of $0 in both 2001 and 2000                                                            -          (12,387)
                                                                                     --------          --------



Net loss                                                                             $(6,824)         $(24,915)
                                                                                     ========         =========
Weighted average shares outstanding - basic and fully diluted                         10,385            10,385
                                                                                      ======            ======
Net loss from continuing operations per share - basic and fully diluted               $(0.66)           $(1.21)
                                                                                      =======           =======
Net loss of discontinued operations per share-basic and fully diluted                 $     -           $(1.19)
                                                                                      =======           =======
Net loss per share - basic and fully diluted                                          $(0.66)           $(2.40)
                                                                                      =======           =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                   ------------     ---------------
                                                                                      2001               2000
                                                                                   ------------     ---------------
Gross premiums written                                                               $122,358         $135,733

Less ceded premiums                                                                   (66,305)         (57,832)
                                                                                      --------         --------

    Net premiums written                                                              $56,053          $77,901
                                                                                      =======          =======

Net premiums earned                                                                   $64,598         $111,275

Fee income                                                                             10,265           10,921

Net investment income                                                                   4,615            7,826

Net realized capital loss                                                                (263)          (3,949)
                                                                                         -----          -------

    Total revenues                                                                     79,215          126,073
                                                                                       ------          -------

Expenses:

    Losses and loss adjustment expenses                                                57,097           92,032

    Policy acquisition and general and administrative expenses                         34,269           54,290

    Amortization of intangibles                                                           128            1,470
                                                                                      -------          -------

    Total expenses                                                                     91,494          147,792
                                                                                       ------          -------

Loss from continuing operations before income taxes and minority interest             (12,279)         (21,719)
                                                                                      --------         --------

    Total income taxes                                                                      -              487
                                                                                      --------         -------

Loss from continuing operations before minority interest                              (12,279)         (22,206)
                                                                                      --------         --------

Minority interest:

     Distributions on preferred securities, net of tax of $0 in both 2001 and
     2000                                                                              10,986           10,075
                                                                                       ------           ------

Loss from continuing operations                                                       (23,265)         (32,281)

Discontinued operations:

     Loss from operations of discontinued segment, less applicable income taxes
     of $0 in both 2001 and 2000                                                       (2,156)          (5,231)
                                                                                       -------          -------

Net loss                                                                             $(25,421)        $(37,512)
                                                                                     =========        =========
Weighted average shares outstanding - basic and fully diluted                          10,385           10,385
                                                                                       ======           ======
Net loss from continuing operations per share - basic and fully diluted                $(2.24)          $(3.11)
                                                                                       =======          =======
Net loss of discontinued operations per share - basic and fully diluted                $(0.21)         $  (.50)
                                                                                       =======         ========
Net loss per share - basic and fully diluted                                           $(2.45)          $(3.61)
                                                                                       =======          =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SYMONS INTERNATIONAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                   Nine Months
                                                                                                Ended September 30
                                                                                      ---------------------------------------
                                                                                           2001                  2000
                                                                                      ----------------     ------------------
Cash flows from operating activities:
    Net loss for the period                                                                $(25,421)            $(37,512)
    Adjustments to reconcile net loss to net cash used in
    operations:
        Depreciation and amortization                                                         1,987                5,416
        Net realized capital loss                                                               263                3,949
      Net changes in operating assets and liabilities:
      Receivables                                                                             3,482                6,448
      Reinsurance recoverable on paid and unpaid losses                                      22,290              (18,895)
      Prepaid reinsurance premiums                                                           (4,014)             (19,557)
      Deferred policy acquisition costs                                                       2,918                6,291
      Other assets and liabilities                                                            4,299               (7,968)
      Loss and loss adjustment expense reserves                                             (21,682)             (29,523)
      Unearned premiums                                                                      (1,884)             (14,031)
      Reinsurance payables                                                                  (18,991)              40,236
      Distribution payable on preferred securities                                           10,985               10,075
      Deferred income                                                                         4,000                    -
      Net assets from discontinued operations                                                 2,277               21,321
                                                                                            -------              -------
Net cash used in operations                                                                 (19,491)             (33,750)
                                                                                            --------             --------

Cash flows from investing activities, net of assets acquired:
    Net sale of short-term investments                                                        2,273                4,073
    Proceeds from sales, calls and maturities of fixed maturities                            54,594               53,898
    Purchase of fixed maturities                                                            (12,339)              (3,562)
    Proceeds from sale of equity securities                                                   9,842               14,212
    Purchase of equity securities                                                           (10,486)             (20,228)
    Proceeds from repayment of mortgage loans                                                 1,870                   90
    Purchase of property and equipment                                                       (1,216)                (950
    Net investing activities from discontinued operations                                    (1,322)                (307)
    Other                                                                                      (104)                (119)
                                                                                            --------              -------
Net cash provided by investing activities                                                    43,112               47,107
                                                                                             ------               ------


Cash flows from financing activities, net of assets acquired:
    Net financing activities from discontinued operations                                       429              (14,539)
    Repayment (Issuance) of related party loans                                                 187                  (65)
                                                                                             ------              --------
Net cash provided by (used in) financing activities                                             616              (14,604)
                                                                                             ------              --------


Increase (decrease) in cash and cash equivalents                                             24,237               (1,247)
Cash and cash equivalents, beginning of period                                                1,363                2,139
                                                                                            -------             --------
Cash and cash equivalents, end of period                                                    $25,600                 $892
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

     These restrictions currently apply as the Company's consolidated coverage ratio was (.86) as of September 30, 2001, and will continue to apply until the Company's consolidated coverage ratio exceeds the amount set forth in the indenture. The Company is in compliance with these additional restrictions.

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

     The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI: (i) sell or encumber any of its assets, property, or business in force; (ii) disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by SIG, and does not include payments in excess of $10,000); (iii) lend its funds; (iv) make investments, except in specified types of investments; (v) incur debts or obligations, except in the ordinary course of business to unaffiliated parties; (vi) merge or consolidate with another company; (vii) enter into new, or amend existing, reinsurance agreements; (viii) complete, enter into or amend any transaction or arrangement with an affiliate; or (ix) disburse funds or assets to any affiliate. The Consent Order requires IGF to provide the IDOI with monthly written updates and immediate notices of any material change regarding the status of litigation with Mutual Service Casualty Insurance Company and with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF to extend the provisions of the Consent Order.

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

     As a result of the Consent Order, IGF was prohibited from writing new non-standard automobile insurance in Pennsylvania after July 31, 2001. Prior to July 31, 2001, the non-standard automobile insurance policies written in Pennsylvania by IGF accounted for approximately 10% of the total gross written premiums of the Company. During the third quarter, the Pennsylvania Department of Insurance determined that it would not permit new business to be written in that state by Superior or the Company's other insurance company subsidiaries. Therefore, total written premiums for 2001 will be less than anticipated.

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

     As previously reported, Superior has ceased writing business in Illinois and Texas. During the third quarter, Superior agreed with the departments of insurance in Illinois and Texas to obtain their prior approval before writing any new business in those states. On October 9, 2001, the State Corporation Commission of Virginia issued an order to take notice regarding an order suspending Superior's license to write business in that state, which Superior believes is unwarranted. A hearing for a determination that the suspension order not be issued is set for November 29, 2001.

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

     The changes in statutory accounting principles resulting from Codification which impact the Company's insurance subsidiaries, among other things, limit the statutory carrying value of electronic data processing equipment and deferred tax assets in determining statutory surplus. The consolidated statutory surplus of the Company's insurance subsidiaries as of December 31, 2000 was $39.4 million. The consolidated statutory surplus was approximately $25.2 million at September 30, 2001.

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

     On June 29, 2001, the California Department of Insurance ("CDOI") filed a Notice of Non-Compliance against Superior, which alleges that broker fees were charged by independent brokers in violation of California law. The Company and the CDOI are presently engaged in settlement discussions, and the Company expects to settle with the CDOI during the fourth quarter of 2001. Although the ultimate outcome of the settlement discussions is unknown, the Company believes it will settle for an amount less than $200,000 and has therefore reserved this amount in its consolidated financial statements.

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

     The Company is a 50% owner in a limited liability corporation ("LLC") established to provide business services to the Company and an unrelated, third party. The fair market value of the LLC's operating assets approximated its outstanding debts at September 30, 2001.

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

7.   LOSS PER SHARE
     Basic and diluted net loss per share are computed by dividing net loss as reported by the average number of shares outstanding as follows:

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
                                                                               ======          ======

     The Company has 1,890,000 stock options outstanding as of November 8, 2001. Common stock equivalents are anti-dilutive; therefore, fully diluted loss per share is the same as basic loss per share.

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

     Summarized results of operations for discontinued operations were as follows:


         STATEMENTS OF OPERATIONS:
         (in thousands)
                                                                            Three Months Ended
                                                                               September 30
                                                                     ---------------------------------
                                                                          2001               2000
                                                                     ---------------     -------------

Gross premiums written                                                   $56,236             $34,337
                                                                         =======             =======
Net premiums written                                                        $154              $8,942
                                                                            ====              ======

     Net premiums earned                                                    $154             $14,155
     Net investment and fee income                                           (26)                372
     Net realized capital gain                                                (6)                  -
                                                                              ---             ------
Total revenues                                                               122              14,527
                                                                             ---              ------

     Loss and loss adjustment expenses                                     1,546              20,803
     Policy acquisition and general and administrative expenses           (1,424)              5,812
     Interest and amortization expense                                         -                 299
                                                                          ------               -----
Total expenses                                                               122              26,914
                                                                            -----             ------

Loss before income taxes                                                       -             (12,387)

Income tax expense                                                             -                   -
                                                                        --------            --------

Net loss from discontinued operations                                   $      -            $(12,387)
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

The loss from continuing operations before taxes and distributions on preferred securities was $(3,279,000) for the three months ended September 30, 2001 compared to a loss of $(9,074,000) for the comparable period in 2000, an improvement of $5,795,000. For the nine months ended September 30, 2001, the loss from continuing operations before taxes and distributions on preferred securities improved by $9,440,000.

GROSS PREMIUMS WRITTEN
Gross premiums written decreased 41% for the third quarter of 2001 as compared to the third quarter of 2000. Gross premiums written in the third quarter of 2000 declined 16% from the third quarter of 1999. Both yearly declines resulted from the Company exiting certain highly competitive markets and instituting other underwriting initiatives intended to increase profitability, as well as, being limited by regulatory action from writing in certain states.

For the first nine months of 2001, gross premium written decreased 10% over the same period in 2000, due primarily to the aforementioned regulatory and strategic actions and a reduction in policies in force.

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

NET PREMIUMS EARNED
Net premiums earned have decreased 26% and 42% for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decrease in written premium and policies in force.

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

NET INVESTMENT INCOME
Net investment income decreased 40% and 41% for the three and nine months ended September 30, 2001 compared to the same periods in 2000. This decrease is reflective of the decline in invested assets during a period of declining premiums and the liquidation of investments, to pay prior year losses settled in 2001.

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

During the third quarter of 2001 the Company experienced unfavorable development on its year-end 2000 loss and LAE reserves in the amount of $1.0 million. This increased the loss and loss adjustment expense ratio for the quarter by 4.0 percentage points.

POLICY ACQUISITION AND GENERAL AND ADMINISTRATIVE EXPENSE
Policy acquisition and general and administrative expenses for the three and nine months ended September 30, 2001 declined to $13,038,000 and $34,269,000, respectively, from the comparable periods of 2000. A reduction for the third quarter and first nine months of 2001 of 23% and 37%, respectively, over the same periods in 2000. This reflects an increase in ceding commissions associated with the quota share reinsurance contract and operating expense reduction initiatives.

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

DEFERRED INCOME
In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2001, the Company received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over the three-year period with four months of amortization taken through September 30, 2001.

STOCKHOLDERS' (DEFICIT)
Stockholders' (deficit) has increased by $(25,632,000) from December 31, 2000. This increase is primarily the result of the net loss of $(25,421,000) for the nine months ended September 30, 2001.

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

These restrictions currently apply as the Company's consolidated coverage ratio was (.86) at September 30, 2001, and will continue to apply until the Company's consolidated coverage ratio is in compliance with the terms of the trust indenture. The Company is in compliance with these additional restrictions.

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

GAAP stockholders' equity reflected a deficit of $(138,077,000) at September 30, 2001, which does not reflect the statutory equity upon which the Company conducts its various insurance operations. The Company's insurance subsidiaries, after the effects of Codification (See Note 3 to the consolidated financial statements), had statutory surplus of approximately $25.2 million at September 30, 2001.

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