Form 10-K
period 2001-12-31
SYMONS INTERNATIONAL GROUP INC
filed 2002-04-01
CIK 1013698

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

     |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to _____ to _____.

                         Commission File Number: 0-29042

                        SYMONS INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

INDIANA                                                                   35-1707115
State of Incorporation                                                    IRS Employer Identification No.

4720 KINGSWAY DRIVE, INDIANAPOLIS, INDIANA 46205                          (317) 259-6300
Address of Principal Executive Offices                                    Telephone

Securities registered pursuant to Section 12(g) of the Act:               Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the 2,609,108 shares of the Registrant's common stock held by non-affiliates as of March 1, 2002 was $182,638.

The number of shares of common stock of the Registrant, without par value, outstanding as of March 29, 2002 was 10,385,399.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Parts II and IV hereof. Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                                Table of Contents


ITEM                                                                                             PAGE
                                                                                                 ----
                                     PART I
1.           Business                                                                              3

2.           Properties                                                                           18

3.           Legal Proceedings                                                                    19

4.           Submission of Matters to a Vote of Security Holders                                  23

                                     PART II

5.           Market for Registrant's Common Equity and Related Shareholder Matters                23

6.           Selected Consolidated Financial Data                                                 23

7.           Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                        23

7A.          Quantitative and Qualitative Disclosures about Market Risk                           23

8.           Financial Statements and Supplementary Data                                          23

9.           Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                                 23

                                    PART III

10.          Directors and Executive Officers of the Registrant                                   24

11.          Executive Compensation                                                               24

12.          Security Ownership of Certain Beneficial Owners and Management                       24

13.          Certain Relationships and Related Transactions                                       24

                                     PART IV

14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     25

15.          Signatures                                                                           32

                                     PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) the effect on customers, agents, employees and others due to the Company's receipt of a going concern opinion from its accountants; (ii) general economic conditions, including prevailing interest rate levels and stock market performance; (iii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; and (iv) the factors described in this section and elsewhere in this report.

OVERVIEW OF THE BUSINESS

Symons International Group, Inc. (the "Company") owns insurance companies that underwrite and market nonstandard private passenger automobile insurance. The Company's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"). The Company is a 73.1% owned subsidiary of Goran Capital Inc. ("Goran").

As previously announced, the Company sold its crop insurance operations to Acceptance Insurance Companies, Inc. ("Acceptance") on June 6, 2001. The crop insurance business was written through the Company's subsidiary, IGF Insurance Company ("IGF"), which is in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations".

NONSTANDARD AUTOMOBILE INSURANCE

OVERVIEW

Pafco, Superior and Superior's subsidiaries, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies. Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies, which are directed toward different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Also, since the nonstandard automobile insurance business typically experiences a lower rate of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

PRODUCTS

The Company offers both liability and physical damage coverage in the insurance marketplace, with policies having terms from three to twelve months. Most nonstandard automobile insurance policyholders choose the basic limits of liability coverage which, though varying from state to state, generally is $25,000 per person and $50,000 per accident for bodily injury to others and in the range of $10,000 to $20,000 for damage to cars or other property.

Primarily, the Company offers two policies, each directed toward different classes of risk within the nonstandard market. The Superior Choice policy offers insureds a lower cost alternative in exchange for restricted coverage terms. The Superior Standard policy is intended for risks who desire more traditional auto coverage.

Where permitted, Superior offers a five-tier product covering the full spectrum of automobile insurance customers from nonstandard to ultra-preferred. The focus of the Company's marketing, however, is the nonstandard auto insurance market.

MARKETING

The Company's nonstandard automobile insurance business is concentrated in the states of Florida, California, Virginia, Colorado, and Georgia. The Company also writes nonstandard automobile insurance in fifteen additional states. Although the Company wrote $9.7 million of business in Pennsylvania in 2001, it is prohibited from writing other than renewal business after July 30, 2001, based on an agreement with the Indiana Department of Insurance ("IDOI") (see Regulation-"REGULATORY DEVELOPMENTS"). The Company selects states for expansion or withdrawal based on a number of criteria, including the size of the nonstandard automobile insurance market, state-wide loss results, competition, capitalization of its companies and the regulatory climate. The following table sets forth the geographic distribution of gross premiums written by the Company for the periods indicated sorted in descending order of 2001 volume.

         Gross Premiums Written
         Years Ended December 31,
         (in thousands)

          State                                       2001          2000         1999
          -----                                       ----          ----         ----
          Florida                                  $ 49,162      $ 44,070     $ 67,459

          California                                 34,287        32,480       29,993

          Virginia                                   21,054        20,089       15,470

          Georgia                                    15,481        13,670       22,945

          Colorado                                   10,112         6,938        8,238

          Pennsylvania  (1)                           9,683            --           --

          Indiana                                     6,275        12,804       23,599

          Kentucky                                    3,135         5,034        5,768

          Nevada                                      1,980         3,707        6,954

          Tennessee                                   1,696         9,794        6,840

          Texas                                       1,267         5,918        2,641

          Arizona                                     1,111         4,484       10,912

          Iowa                                        1,066         2,023        4,028

          Oregon                                      1,008         4,236       12,394

          Missouri                                      839         1,929        4,555
          Other states                                  697         5,156       12,056

          Oklahoma                                      635         1,090        1,921
                                                   --------      --------     --------

          Total nonstandard auto                    159,488       173,422      235,773

          Other property                              1,604         1,039          628
                                                   --------      --------     --------

          Total                                    $161,092      $174,461     $236,401
                                                   ========      ========     ========

          (1) All premiums written in Pennsylvania are on the books of IGF, which was precluded from writing other than renewal premium after July 30, 2001.

The Company markets its nonstandard products exclusively through independent agencies. The Company has several territory managers, each of whom resides in a specific marketing region and has access to the technology and software necessary to provide marketing, rating and administrative support to the agencies in his or her region.

The Company attempts to foster strong service relationships with its agents and customers. The Company has automated certain marketing, underwriting and administrative functions and has allowed on-line communication with its agency force. In addition to delivering prompt service while ensuring consistent underwriting, the Company offers rating software to its agents which permits them to rate risks in their offices. Over 90% of new business applications are electronically uploaded directly from the agents' office to the Company through this software. An in-house developed point of sale product allows agents to order motor vehicle, credit and other reports on line at the time of sale in a number of states. This service will be offered in all states by the end of 2002.

Most of the Company's agents have limited authority to sell and bind insurance coverages in accordance with procedures established by the Company, which is a common practice in the nonstandard automobile insurance business. The Company reviews all coverages bound by the agents promptly and generally accepts coverages that fall within its stated underwriting criteria. In most jurisdictions, the Company has the right within a specified time period to cancel any policy even if the risk falls within its underwriting criteria. The Company compensates its agents by paying a commission based on a percentage of premiums produced.

The Company believes having four individual companies licensed in various states allows it the flexibility to engage in multi-tiered marketing efforts in which specialized automobile insurance products are directed toward specific segments of the market. Since certain state insurance laws prohibit a single insurer from offering similar products with different commission structures or, in some cases premium rates, it is necessary to have multiple licenses in certain states in order to obtain the benefits of market segmentation.

UNDERWRITING

The Company utilizes many factors in determining its rates. Some of the characteristics used are type, age and location of the vehicle, number of vehicles per policyholder, number and type of convictions or accidents, limits of liability, deductibles, and, where allowed by law, credit, age, sex and marital status of the insured. The rate approval process varies from state to state. Some states allow filing and immediate use of rates, while others require approval by the state's insurance department prior to the use of the rates.

Underwriting results of insurance companies are frequently measured by their combined ratios. However, investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are generally considered profitable when the combined ratio is under 100% and unprofitable when the combined ratio is over 100%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on the combined ratio.

In an effort to maintain and improve underwriting profits, the territory managers monitor loss ratios of the agencies in their regions and meet periodically with the agents in order to address any adverse trends in loss ratios or other profitability indicators.

CLAIMS

The Company's nonstandard automobile insurance claims department handles claims on a regional and local basis from claim offices in Indianapolis, Indiana; Atlanta, Georgia; Tampa, West Palm Beach and Jacksonville, Florida; Orange and Glendale, California; Alexandria, Virginia; and Lakewood, Colorado. In 2002, the Company also has established a new claim center in Virginia Beach, Virginia. The Company uses a combination of its own adjusters and independent appraisers and adjusters for estimating physical damage claims and limited elements of investigation.

Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim.

A home office supervisor or litigation manager monitors all claim-related litigation. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims, appropriate reserving for outstanding claims and controlling claims adjustment expenses.

REINSURANCE

The Company follows the customary industry practice of reinsuring a portion of its risks. Insurance is ceded principally to reduce the Company's exposure on large individual risks and to provide protection against large losses, including catastrophic losses. Although reinsurance does not legally discharge the ceding insurer from its primary obligation to pay the full amount of losses incurred under policies reinsured, it does render the reinsurer liable to the insurer to the extent provided by the terms of the reinsurance treaty. As part of its internal procedures, the Company evaluates the financial condition of each prospective reinsurer before it cedes business to that carrier. Based on the Company's review of its reinsurers' financial health and reputation in the insurance marketplace, the Company believes its reinsurers are financially sound and that they can meet their obligations to the Company under the terms of the respective reinsurance treaties.

In 2001, Pafco and Superior maintained casualty excess of loss reinsurance on their nonstandard automobile insurance business covering 62.5% of $750,000 of losses on an individual occurrence basis in excess of $250,000 up to a maximum of $3,000,000.

As of December 31, 2001, amounts recoverable from reinsurers relating to nonstandard automobile operations follows (in thousands):

                                                                                                 Reinsurance
                                                                                             Recoverables as of
         Reinsurers                                                A.M. Best Rating         December 31, 2001 (1)
         ----------                                                ----------------         ---------------------
         National Union Fire Insurance Company
         of Pittsburgh, PA                                               A++                        $66,077
         Gerling Global Reinsurance Corporation of America                A                             384
         Lloyds of London (Various Syndicates)                        Not Rated                       1,102

         (1) Only recoverables greater than $200,000 are shown. Total nonstandard automobile reinsurance recoverables as of December 31, 2001 were approximately $69,856,000.
         (2) An A.M. Best Rating of "A++" is the highest of 15 ratings. An A.M. Best Rating "A" is the third highest of 15 ratings.

Effective January 1, 2000, Pafco and Superior entered into an automobile quota share agreement with National Union Fire Insurance Company of Pittsburgh (A.M. Best rated A++). The amount of cession for Pafco is variable up to a maximum of 90% or $30 million and for Superior is variable up to a maximum of 75% or $70 million for all new and renewal business. In 2001, Pafco and Superior ceded 54% of their nonstandard automobile gross written premiums on new and renewal business under this treaty. In addition, the Company ceded a portion of its unearned premium reserve bringing the total cession to 79% in 2001.

On April 29, 1996, Pafco also entered into a 100% quota share reinsurance agreement with Granite Reinsurance Company Ltd. ("Granite Re") (no A.M. Best rating), whereby all of Pafco's commercial business from 1996 and thereafter was ceded effective January 1, 1996. This agreement was in effect during 2001.

Neither Pafco nor Superior has any facultative reinsurance with respect to its nonstandard automobile insurance business.

COMPETITION

The Company competes with both large national and smaller regional companies in each state in which it operates. The Company's competitors include other companies that serve the agency market, as well as companies that sell insurance directly to consumers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and, potentially, reduced acquisition costs. The Company's primary competitors are Progressive Casualty Insurance Company and specialty subsidiaries of a number of insurance groups, including AIG, Allstate, American Financial Group and GMAC. Generally, these competitors are larger and have greater financial resources than the Company.

The nonstandard automobile insurance business is price sensitive and rates were decreasing the past several years as competitors moved to protect or increase their market share. During 2001, however, competitors aggressively raised rates in an effort to improve underwriting results.

RECENT DEVELOPMENTS

In January 2000, the Company engaged Gene Yerant as the President of its nonstandard automobile operations and raised rates an aggregate of 12%, redesigned the auto insurance product, reduced staff and closed the Tampa processing center. During 2001, rates were raised an additional 24%, financial reporting was automated and a new in-house processing system was developed. The Company is in the process of converting its business to this new system.

Beginning in the fourth quarter of 2001 and continuing in January and February 2002, the Company sustained adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, the Company commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, the Company has as of the filing of this document or plans to before the end of the second quarter, taken the following actions to improve the financial position and operating results of the Company:

o Eliminated reinstatements in all markets, i.e., upon policy cancellation, the insured must obtain a new policy at prevailing rates and underwriting guidelines;

o Terminated or placed on new business moratorium several hundred agents whose loss ratios were abnormally high when compared to the average for the remaining agents (these agents accounted for approximately 16% of the total gross written premium in 2001);

o Increased underwriting requirements in certain markets including: higher down payments, new policy fees, and shorter policy terms;

o Hired a consultant with significant auto claims experience to review processes and suggest modifications to the claims function.

The Company expects the above actions to result in a decline of approximately 10 to 15% in gross written premiums from 2001 levels with a corresponding decrease in management fees payable to Superior Group, offset by reductions in operating expenses due to process changes and efficiencies.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Loss reserves are estimates, established at a given point in time based on facts then known and assumptions believed to be reasonable, of what an insurer predicts its exposure to be in connection with incurred losses. Loss adjustment expense reserves are estimates of the ultimate liability associated with the expense of settling all claims, including investigation and litigation costs resulting from such claims. The actual liability of an insurer for its losses and loss adjustment expense reserves at any point in time will be greater or less than these estimates.

The Company maintains reserves for the eventual payment of losses and loss adjustment expenses with respect to both reported and unreported claims. Nonstandard automobile reserves for reported claims are established on a case-by-case basis. The reserving process takes into account the type of claim, policy provisions relating to the type of loss and historical paid loss and loss adjustment expense for similar claims.

Loss and loss adjustment expense reserves for claims that have been incurred but not reported are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves.

The Company's recorded loss reserves at December 31, 2001 are certified by the Company's Vice President and Chief Actuary.

The following loss reserve development table illustrates the change over time of reserves established for loss and loss adjustment expenses as of the end of the various calendar years for the nonstandard automobile segment of the Company (see pages 9 and 10). The table includes the loss reserves acquired from the acquisition of Superior in 1996 and the related loss reserve development thereafter. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to the reserve liability. The third section, reading down, shows the re-estimates of the original recorded reserve as of the end of each successive year which is a result of sound insurance reserving practices of addressing emerging facts and circumstances which indicate that a modification of the prior estimate is necessary. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

The reserve for losses and loss adjustment expenses is an accumulation of the estimated amounts necessary to settle all outstanding claims as of the date for which the reserve is stated. The reserve and payment data shown below have been reduced for estimated subrogation and salvage recoveries. The Company does not discount its reserves for unpaid losses and loss expenses. No attempt is made to isolate explicitly the impact of inflation from the multitude of factors influencing the reserve estimates, though inflation is implicitly included in the estimates. The Company regularly updates its reserve forecasts by type of claim as facts become known and events occur which affect unsettled claims.

Activity in the liability for unpaid loss and loss adjustment expenses for nonstandard automobile insurance is summarized below, in thousands:

                                                        2001          2000         1999
                                                        ----          ----         ----
Balance at January 1,                                 $108,117      $152,455    $134,024
       Less reinsurance recoverables                    23,252        13,527      17,844
                                                      --------      --------    --------
       Net balance at January 1,                        84,865       138,928     116,180

Incurred related to:
       Current year                                     69,667       127,497     214,606
       Prior years                                         774      (14,118)      16,367
                                                      --------      --------    --------
       Total incurred                                   70,441       113,379     230,973

Paid related to:
       Current year                                     46,973        85,334     122,380
       Prior years                                      57,791        82,108      85,845
                                                      --------      --------    --------
       Total paid                                      104,764       167,442     208,225

Net balance at December 31,                             50,542        84,865     138,928
Plus reinsurance balance                                30,600        23,252      13,527
                                                      --------      --------    --------
Balance at December 31,                               $ 81,142      $108,117    $152,455
                                                      ========      ========    ========

Symons International Group, Inc.
Nonstandard Automobile Insurance Only
For The Years Ended December 31, (in thousands)

---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
                   1991        1992       1993       1994       1995       1996       1997        1998        1999        2000
                   ----        ----       ----       ----       ----       ----       ----        ----        ----        ----
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Gross
reserves for
unpaid losses
and LAE                                  $27,403    $25,248    $71,748    $79,551    $101,185    $121,661    $141,260    $103,441
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Deduct
reinsurance
recoverable                               12,581     10,927      9,921      8,124      16,378       6,515       3,167      18,709
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Reserve for
unpaid losses
and LAE, net
of reinsurance     $15,682    $17,055     14,822     14,321     61,827     71,427      84,807     114,829     138,093      84,732
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Paid
cumulative as
of:
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
One Year
Later                7,519     10,868      8,875      7,455     42,183     59,410      62,962      85,389      81,444      57,696
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Two Years
Later               12,358     15,121     11,114     10,375     53,350     79,319      89,285     111,042     107,534          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Three
Years Later         13,937     16,855     13,024     12,040     58,993     86,298      98,469     121,907          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Four Years
Later               14,572     17,744     13,886     12,822     61,650     89,166     102,854          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Five Years
Later               14,841     18,195     14,229     13,133     62,621     90,477          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Six Years
Later               14,992     18,408     14,330     13,375     63,031         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Seven
Years Later         15,099     18,405     14,426     13,418         --         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Eight Years
Later               15,095     18,460     14,386         --         --         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Nine Years
Later               15,135     18,411         --         --         --         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Ten Years
Later               15,086         --         --         --         --         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Liabilities
re-estimated
as of:
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
One Year
Later               14,453     17,442     14,788     13,365     59,626     82,011      97,905     131,256     124,012      85,538
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Two Years
Later               14,949     18,103     13,815     12,696     60,600     91,743     104,821     128,302     121,480          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Three
Years Later         15,139     18,300     14,051     13,080     63,752     91,641     104,551     127,885          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Four Years
Later               15,218     18,313     14,290     13,485     63,249     91,003     105,012          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Five Years
Later               15,198     18,419     14,499     13,441     63,233     91,323          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Six Years
Later               15,114     18,533     14,523     13,592     63,373         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Seven               15,157     18,484     14,584     13,652         --         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------

---------------  ---------
                   2001
                   ----
---------------  ---------
---------------  ---------
Gross
reserves for
unpaid losses
and LAE           $79,047
---------------  ---------
Deduct
reinsurance
recoverable        28,511
---------------  ---------
Reserve for
unpaid losses
and LAE, net
of reinsurance     50,536
---------------  ---------
Paid
cumulative as
of:
---------------  ---------
One Year
Later
---------------  ---------
Two Years
Later
---------------  ---------
Three
Years Later
---------------  ---------
Four Years
Later
---------------  ---------
Five Years
Later
---------------  ---------
Six Years
Later
---------------  ---------
Seven
Years Later
---------------  ---------
Eight Years
Later
---------------  ---------
Nine Years
Later
---------------  ---------
Ten Years
Later
---------------  ---------
Liabilities
re-estimated
as of:
---------------  ---------
One Year
Later
---------------  ---------
Two Years
Later
---------------  ---------
Three
Years Later
---------------  ---------
Four Years
Later
---------------  ---------
Five Years
Later
---------------  ---------
Six Years
Later
---------------  ---------
Seven
---------------  ---------

---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Years Later
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Eight
Years Later         15,145     18,508     14,574         --         --         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Nine Years
Later               15,165     18,494         --         --         --         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Ten Years
Later               15,157         --         --         --         --         --          --          --          --          --
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Net                    525    (1,439)        248        669    (1,546)   (19,896)    (20,205)    (13,056)      16,613       (806)
cumulative
(deficiency)
or redundancy
---------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
Expressed as
a percentage
of unpaid
losses and
LAE                   3.3%     (8.4%)       1.7%       4.7%     (2.5%)    (27.9%)     (23.8%)     (11.4%)       12.0%      (1.0%)
--------------------------------------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
REVALUATION OF GROSS LOSSES AND LAE
AS OF YEAR-END 2001:
--------------------------------------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
    Cumulative Gross Paid as of           27,072     24,788     73,164     98,585     120,942     125,070     108,213      73,484
    Year-end 2000
--------------------------------------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
    Gross liabilities re-estimated
    as of year-end 2001                   27,674     25,461     73,976     99,901     123,570     131,999     123,310     104,850
--------------------------------------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------
    Gross cumulative (deficiency) or
    redundancy                             (271)      (213)    (2,228)   (20,350)    (22,385)    (10,338)      17,950     (1,409)
--------------------------------------  ---------  ---------  ---------  ---------  ----------  ----------  ----------  ----------

RATINGS

A.M. Best has currently assigned a "B-" rating to Superior and a "C" rating to Pafco. A.M. Best's ratings are based upon a comprehensive review of a company's financial performance, which is supplemented by certain data, including responses to A.M. Best's questionnaires, phone calls and other correspondence between A.M. Best analysts and company management, quarterly NAIC filings, state insurance department examination reports, loss reserve reports, annual reports, company business plans and other reports filed with state insurance departments. A.M. Best undertakes a quantitative evaluation, based upon profitability, leverage and liquidity, and a qualitative evaluation, based upon the composition of a company's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus, the soundness of a company's capital structure, the extent of a company's market presence and the experience and competence of its management. A.M. Best's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. A.M. Best's ratings are not a measure of protection afforded investors. "B-" and "C" ratings are A.M. Best's eighth and eleventh highest rating classifications, respectively, out of fifteen ratings. A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have, on balance, fair financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions". A "C" rating is awarded to insurers which, in A. M. Best's opinion, "have, on balance, weak financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is very vulnerable to adverse changes in underwriting and economic conditions".

A.M. Best has currently assigned an "E" rating (Under Regulatory Supervision) to IGF reflecting the significant regulatory constraint resulting from the Consent Order entered into between IGF and the Indiana Department Of Insurance (see Regulation-"REGULATORY DEVELOPMENTS").

REGULATION

GENERAL

The Company's insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than shareholders or other investors. Depending on whether an insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition;
(ii) periodic financial examination; (iii) approval of rates and policy forms;
(iv) loss reserve adequacy; (v) insurer solvency; (vi) the licensing of insurers and their agents; (vii) restrictions on the payment of dividends and other distributions; (viii) approval of changes in control; and (ix) the type and amount of permitted investments.

The losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's operating subsidiaries. (See "REGULATORY DEVELOPMENTS", "RISK BASED CAPITAL REQUIREMENTS", and "RISK FACTORS").

REGULATORY DEVELOPMENTS

Pafco has been subject to an agreed to order of the IDOI since February 17, 2000, which requires Pafco, among other matters, to:

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

o Continue to comply with prior IDOI agreements and orders to correct business practices, under which Pafco must provide monthly financial statements to the IDOI, obtain prior IDOI approval of reinsurance arrangements and of affiliated party transactions, submit business plans to the IDOI that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis.

Pafco is in compliance with the order. Pafco's inability or failure to comply with any of the above could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco.

Pafco has agreed with the Iowa Department of Insurance ("IADOI") that it will not write any new nonstandard business in Iowa until such time as Pafco has reduced its overall nonstandard automobile policy counts in the state or has:

o     Increased surplus; or
o     Has a net written premium to surplus ratio of less than three to one; or
o     Has surplus reasonable to its risk.

Pafco has continued to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

The Florida Department of Insurance ("FDOI") concluded its financial review of Superior for the year ended December 31, 1999 and issued its final report during the fourth quarter of 2001. The FDOI's final report recommended additional examination of compliance issues and financial records accuracy for years subsequent to 1999. Superior is required to submit monthly financial information to the FDOI, including a demonstration that it has not exceeded a ratio of net written premiums to surplus of four to one.

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice"), which principally addressed certain policy and finance fee payments by Superior to Superior Insurance Group, Inc. ("Superior Group"), another subsidiary of the Company. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to the Company. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which the Company believes improperly characterized policy fees paid by Superior to Superior Group and which seeks repayment of approximately $15 million by Superior Group to Superior. On September 28, 2001, Superior filed an appeal of the final order to the First District Court of Appeal of the State of Florida. On March 4, 2002, the FDOI filed a petition in the Circuit Court of Leon County, Florida which seeks enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion with the District Court of Appeals, which was denied pending a ruling from the FDOI on Superior's motion for stay.

In 1999, Superior ceased writing business in Illinois and subsequently agreed to obtain the approval of the Illinois Department of Insurance prior to writing any new business in Illinois. In July 2001, Superior agreed with the Department of Insurance in Texas to obtain its prior approval before writing any new business in that state. On October 9, 2001, the State Corporation Commission of Virginia issued an order to take notice regarding an order suspending Superior's license to write business in that state, which Superior believes is unwarranted. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% of the total gross written premiums of the Company in 2001.

A decision has not yet been rendered, and although Superior does not expect an adverse decision, Superior would appeal any decision that prohibits it from writing business in Virginia.

On June 6, 2001, IGF sold substantially all of its crop insurance assets to Acceptance. On June 29, 2001, following the sale of IGF's crop insurance assets and as a result of losses experienced by IGF in its crop insurance operations, the IDOI and IGF entered into a Consent Order (the "Consent Order") relating to IGF. IGF has discontinued writing new business and its operations are presently in run off.

The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI:

o     Sell or encumber any of its assets, property, or business in force;
o Disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by the Company, and does not include payments in excess of $10,000;
o Lend its funds or make investments, except in specified types of investments;
o Incur debts or obligations, except in the ordinary course of business to unaffiliated parties;
o     Merge or consolidate with another company;
o     Enter into new, or amend existing, reinsurance agreements;
o Complete, enter into or amend any transaction or arrangement with an affiliate; and
o     Disburse funds or assets to any affiliate.

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

While IGF is prohibited from writing any new business pursuant to the Consent Order, the departments of insurance of Florida, Illinois, Minnesota, Missouri, Nebraska, Virginia and South Carolina have also required IGF to cease writing business in those states. IGF has also agreed with the departments of insurance of Texas and Washington to not write business in those states, and IGF presently intends to surrender its certificates of authority in most states in which it operated prior to the sale to Acceptance.

As a result of the Consent Order, IGF was prohibited from writing new non-standard automobile insurance in Pennsylvania after July 30, 2001. Prior to July 31, 2001, the non-standard automobile insurance policies written in Pennsylvania by IGF accounted for approximately 10% of the total gross written premiums of the Company. During the third quarter of 2001, the Pennsylvania Department of Insurance determined that it would not permit new business to be written in that state by Superior or the Company's other insurance company subsidiaries. Therefore, total written premiums for 2001 were less than anticipated. For the year ended December 31, 2001, Pennsylvania premiums were 6.0% of the Company's total written premiums.

INSURANCE HOLDING COMPANY REGULATION

The Company also is subject to laws governing insurance holding companies in Florida and Indiana, where its insurance company subsidiaries are domiciled. These laws, among other things, (i) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between the Company, its affiliates, IGF, Pafco, Superior, Superior American and Superior Guaranty, including the amount of dividends and other distributions and the terms of surplus notes; and (iii) restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

Any purchaser of 10% or more of the outstanding shares of common stock of the Company would be presumed to have acquired control of Pafco and IGF unless the Indiana Commissioner of Insurance ("Indiana Commissioner") upon application has determined otherwise. In addition, any purchaser of 5% or more of the outstanding shares of common stock of the Company will be presumed to have acquired control of Superior unless the Florida Commissioner of Insurance ("Florida Commissioner"), upon application, has determined otherwise.

Dividend payments by the Company's insurance subsidiaries are subject to restrictions and limitations under applicable laws under which an insurance subsidiary may not pay dividends to the Company without prior notice to, or approval by, the subsidiary's domiciliary insurance regulator. The 1996 FDOI consent order approving the Company's acquisition of Superior, prohibited Superior from paying any dividends for four years from the date of acquisition without prior approval. This restriction expired in April 2000. As a result of regulatory actions taken by the IDOI with respect to Pafco and IGF, those subsidiaries may not pay dividends to the Company without prior approval by the IDOI (see "REGULATORY DEVELOPMENTS" above). Further, payment of dividends may be constrained by business and regulatory considerations, and state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs. Accordingly, there can be no assurance that the IDOI or the FDOI would permit any of the Company's insurance subsidiaries to pay dividends at this time or in the future (see "RISK FACTORS").

While the non-insurance company subsidiaries are not subject directly to these dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurers for services (e.g., management fees and commissions). These regulations may affect the amount of management fees which may be paid by Pafco and Superior to Superior Group. The management agreement between Pafco and Superior Group provides for an annual management fee equal to 15% of gross premiums. The management agreement between Superior and Superior Group provides for an annual management fee of 17% of gross premiums. There can be no assurance that either the IDOI or the FDOI will not in the future require a reduction in these management fees.

In addition, neither Pafco nor IGF may engage in any transaction with an affiliate, including the Company, without the prior approval of the IDOI (see Regulation -"REGULATORY DEVELOPMENTS").

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

As of December 31, 2001, Pafco had values outside of the acceptable ranges for five IRIS tests. These included the change in net writings ratio, the surplus aid to surplus ratio, the two-year overall operating ratio, the investment yield ratio, and the change in surplus ratio.

As of December 31, 2001, Superior had values outside of the acceptable ranges for four IRIS tests. These included the change in net writings ratio, the surplus aid to surplus ratio, the two-year overall operating ratio, and the change in surplus ratio.

As of December 31, 2001, IGF had values outside of the acceptable ranges for eight IRIS tests. These included the gross premiums to surplus ratio, the net premium to surplus ratio, the change in net writings ratio, the two-year overall operating ratio, the investment yield ratio, the change in surplus ratio, the liabilities to liquid assets ratio, and the agents' balances to surplus ratio.

RISK-BASED CAPITAL REQUIREMENTS

In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital ("RBC") requirements for property and casualty insurance companies designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Indiana and Florida have substantially adopted the NAIC model law and Indiana directly, and Florida indirectly, have adopted the NAIC model formula. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) declines in asset values arising from investment risks; and
(iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates, contingent liabilities and reserve and premium growth. Pursuant to the model law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC decreases. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level that requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formula, as of December 31, 2001, the RBC calculations for Superior and Pafco were in excess of 200% and the calculation for IGF was in excess of 100%, or above the Authorized Control Level.

GUARANTY FUNDS; RESIDUAL MARKETS

The insurance company subsidiaries also may be required under the solvency or guaranty laws of most states in which they do business to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Some state laws and regulations further require participation by the insurance company subsidiaries in pools or funds to provide some types of insurance coverage that they would not ordinarily accept. The Company recognizes its obligations for guaranty fund assessments when it receives notice that an amount is payable to the fund. The ultimate amount of these assessments may differ from that which has already been assessed.

It is not possible to predict the future impact of changing state and federal regulation on the Company's operations and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws.

EMPLOYEES

At March 1, 2002, the Company and its subsidiaries employed approximately 336 full and part-time employees. None of the Company's employees is represented by either unions or collective bargaining agreements. The Company believes that relations with its employees are excellent.

RISK FACTORS

The following factors, in addition to the other information contained in this report should be considered in evaluating the Company and its prospects.

SIGNIFICANT LOSSES HAVE BEEN REPORTED AND MAY CONTINUE

The Company reported losses from continuing operations of $(30,736,000) for the year 2001, $(71,384,000) for 2000 and $(65,443,000) for 1999. Results from continuing operations before the effects of income taxes, minority interest and amortization expense were losses of $(15,759,000) and $(24,969,000) for 2001 and 2000 respectively. Losses from continuing operations decreased from 2000 largely due to lower volume and actions taken to reduce operating expenses. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

THE COMPANY'S ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION

The Company's accountants have issued a report on their audit of the Consolidated Financial Statements of the Company as of December 31, 2001 which raises doubt as to the Company's ability to continue as a going concern given the recurring operating losses experienced by the Company over the past few years and the Company's net capital deficiency. None of the Company's insurance subsidiaries have going concern opinions.

RECENT AND FURTHER REGULATORY ACTIONS MAY AFFECT THE COMPANY'S FUTURE OPERATIONS

The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory action by several regulators. (See "REGULATORY DEVELOPMENTS" and "RISK-BASED CAPITAL REQUIREMENTS"). The primary purpose of insurance regulation is the protection of policyholders rather than shareholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategy or result in future regulatory actions or proceedings that could otherwise materially and adversely affect the Company's operations.

THE COMPANY IS SUBJECT TO A NUMBER OF PENDING LEGAL PROCEEDINGS

As discussed elsewhere in this report, the Company is involved in a number of pending legal proceedings (see Part I - Item 3, "Legal Proceedings"). Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the existence of these lawsuits diverts the time and attention of management and they are expensive to defend.

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT

The Company has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest at 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's nonstandard automobile insurance management company. The Company elected to defer the semi-annual interest payments due in February and August 2000 and 2001 and the payment due in February 2002 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (if all payments due in 2002, 2003, and 2004 are deferred) approximating $84 million will become due and payable in February 2005. Although there is no present default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to incur or guarantee debt, make payment to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment-grade, fixed-income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of the Company.

UNCERTAIN PRICING AND PROFITABILITY

One of the distinguishing features of the property and casualty industry is that its products are priced before losses are reported and final costs are known. Premium rate levels are related in part to the availability of insurance coverage, which varies according to the level of surplus in the industry.

Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. The nonstandard automobile insurance business, in recent years, has experienced very competitive pricing conditions and there can be no assurance as to the Company's ability to achieve adequate pricing. Changes in case law, the passage of new statutes or the adoption of new regulations relating to the interpretation of insurance contracts can retroactively and dramatically affect the liabilities associated with known risks after an insurance contract is in place. New products also present special issues in establishing appropriate premium levels in the absence of experience with such products' performance. The level of claims cannot be accurately determined for periods after the sale of policies, therefore reserves are estimated and these estimates are used to set price. If they are low, then resulting rates could be inadequate.

The number of competitors and the similarity of products offered, as well as regulatory constraints, limit the ability of property and casualty insurers to increase prices in response to declines in profitability. In states that require prior approval of rates, it may be more difficult for the Company to achieve premium rates that are commensurate with the Company's underwriting experience with respect to risks located in those states. Accordingly, there can be no assurance that these rates will be sufficient to produce an underwriting profit.

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

UNCERTAINTY ASSOCIATED WITH ESTIMATING RESERVES FOR UNPAID LOSSES AND LAE

The reserve for unpaid losses and LAE established by the Company is an estimate of amounts needed to pay reported and unreported claims and related loss adjustment expenses based on facts and circumstances then known. These reserves are based on estimates of trends in claims severity, judicial theories of liability and other factors.

Although the nature of the Company's insurance business is primarily short-tail, the establishment of adequate reserves is an inherently uncertain process, provides no assurance that the ultimate liability will not materially exceed the Company's reserves for losses and LAE and have a material adverse effect on the Company's results of operations and financial condition. Due to the inherent uncertainty of estimating these amounts, it has been necessary, and may over time continue to be necessary, to revise estimates of the Company's reserves for losses and LAE. The historical development of reserves for losses and LAE may not necessarily reflect future trends in the development of these amounts. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on historical information.

NATURE OF NONSTANDARD AUTOMOBILE INSURANCE BUSINESS

The nonstandard automobile insurance business is affected by many factors that can cause fluctuation in the results of operations of this business. Many of these factors are not subject to the control of the Company.

The size of the nonstandard market can be significantly affected by, among other factors, the underwriting capacity and underwriting criteria of standard automobile insurance carriers. In addition, an economic downturn in the states in which the Company writes business could result in fewer new car sales and less demand for automobile insurance. These factors, together with competitive pricing and other considerations, could result in fluctuations in the Company's underwriting results.

HIGHLY COMPETITIVE BUSINESS

Nonstandard automobile insurance is a highly competitive business. Many of the Company's competitors have substantially greater financial resources than the Company and there can be no assurance that the Company will be able to compete effectively against such competitors in the future.

The Company competes with both large national writers and smaller regional companies. The Company's competitors include other companies, which, like the Company, serve the independent agency market, as well as companies that sell insurance directly to consumers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer, and potentially reduced acquisition costs. In addition, certain competitors of the Company have from time to time decreased their prices in an apparent attempt to gain market share. Also, in certain states, assigned risk plans may provide nonstandard automobile insurance products at a lower price than private insurers. In addition, because the Company's insurance products are marketed through independent insurance agencies, which represent more than one insurance company, the Company faces competition within each agency.

RELIANCE ON INDEPENDENT INSURANCE AGENTS

The Company markets and sells its insurance products through independent, non-exclusive insurance agents and brokers. The agents and brokers also sell competitors' insurance products. The Company's business depends, in part, on the marketing efforts of those agents and brokers and the Company must offer insurance products that meet the requirements of their customers. If those agents and brokers fail to market the Company's products successfully, the Company's business may be adversely impacted.

RELIANCE UPON REINSURANCE

In order to reduce risk and to increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers that the Company generally believes to be financially stable, a significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company's financial condition or results of operations.

The amount and cost of reinsurance available to companies specializing in property and casualty insurance is subject, in large part, to prevailing market conditions beyond the control of such companies. The Company's ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends upon its ability to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position.

Due to continuing market uncertainties regarding reinsurance capacity, no assurances can be given as to the Company's ability to maintain its current reinsurance facilities, which generally are subject to annual renewal. If the Company is unable to renew such facilities upon their expiration and is unwilling to bear the associated increase in net exposures, the Company may need to reduce the level of its underwriting commitments.

ITEM 2 - PROPERTIES

HEADQUARTERS

The headquarters for the Company is located at 4720 Kingsway Drive, Indianapolis, Indiana. All corporate administration, accounting and management functions are contained at this location. Pafco is also located at 4720 Kingsway Drive, Indianapolis, Indiana in a building that is owned 100% by Pafco with no encumbrances. The building is an 80,000 square foot multilevel structure; approximately 50% of which is utilized by the Company. The remaining space is leased to third parties at a price of approximately $10 per square foot.

SUPERIOR

Superior's operations are conducted at leased facilities in Atlanta, Georgia; Orange, California; Glendale, California; Alexandria, Virginia; Bala Cynwyd, Pennsylvania; Tampa, Jacksonville and Palm Beach Gardens, Florida; and Lakewood, Colorado. Under a lease term that extends through February 2003, Superior leases an office at 280 Interstate North Circle, N.W., Suite 500, Atlanta, Georgia. Superior occupies a leased office located at 1400 South Marietta Parkway; Suite 105, Marietta, Georgia and the lease term expires August 2003. Superior leases an office located at 5483 West Waters Avenue, Suite 1200, Tampa, Florida for a lease term extending through December 2007. Superior occupies a leased office located at 1745 West Orangewood, Orange, California for a lease term extending through June 2002. Superior leases an office located at 700 North Central Avenue, Glendale, California for a lease term extending through November 2005. Superior occupies a leased office located at 6303 Little River Turnpike, Suite 220, Alexandria, Virginia for a lease term extending through October 2003. Superior leases an office located at 150 Monument Road, Bala Cynwyd, Pennsylvania for a lease term extending through April 2003. Superior occupies a leased office at 4500 PGA Blvd., Suite 304A, Palm Beach Gardens, Florida for a lease term extending through September 2002. Superior leases an office located at 141 Union Blvd., Suite 130, Lakewood, Colorado for a term extending through March 2005.

Underwriting, customer service, and administration activities are housed at the Atlanta location. Claims activities are split between Atlanta, Tampa, Orange, Glendale, and Alexandria locations. Claims property damage training is performed at the Marietta location. Accounting activities are performed at the headquarters location in Indianapolis, Indiana.

The Company considers all of its properties suitable and adequate for its current operations.

ITEM 3 - LEGAL PROCEEDINGS

As previously reported, IGF, which is a wholly owned subsidiary of the Company, had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. All of the policies of insurance, which were issued in the AgPI Program, were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29 million was paid through December 31, 2001 in settlement of legal proceedings and claims related to the AgPI Program, with payments totaling approximately $359,000 during 2001. The Company reduced reserves related to AgPI by approximately $7 million during 2001. The Company has retained a reserve of approximately $3 million as a provision for expenses and settlement of ongoing litigation.

All policyholder claims had been settled during 2000. On January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due their economic duress - a legal theory recognized in California if certain elements of economic duress can be established. Discovery is proceeding. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs have ten (10) days in which to again amend their complaint.

IGF remains a defendant/cross-complainant in eight lawsuits pending in Fresno County, California, which relate to the cross-claims between the selling brokers, MSI and IGF. These lawsuits have been consolidated for all purposes and discovery is proceeding.

IGF and MSI are engaged in arbitration with respect to responsibility for the AgPI program settlements. The arbitration commenced in December 2000 and the parties had their first meeting with the panel on May 22, 2001. At that meeting, MSI moved for an order requiring IGF to post pre-hearing security through the issuance of a letter of credit in the amount of $39 million. Over IGF's objection, in a two to one vote, the panel ordered IGF to post the $39 million security by June 19, 2001. IGF sought relief from the order in the United States District Court for the District of New Jersey, but was unsuccessful.

On November 7, 2001, the arbitration panel considered a petition for default judgment against IGF based on IGF's failure to post the pre-hearing security. On November 23, 2001, the arbitration panel issued an order denying MSI's motion for default judgment and requiring IGF to place $600,000 in an escrow account to cover MSI's prospective legal expenses. The panel also continued its original order that required IGF to post the $39 million security. IGF has deposited $600,000 into an escrow account as required by the arbitration panel but has not posted the $39 million letter of credit and is financially unable to do so.

On June 25, 2001, MSI filed a complaint for preliminary and permanent injunctive relief and damages (the "MSI Complaint") against the Company, IGF Holdings, Inc., ("IGFH"), Granite Re, Goran and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana, Indianapolis Division. The MSI Complaint alleges that the June 6, 2001 transfer of IGF's assets to Acceptance and the payments by Acceptance to the Company, Goran and Granite Re violated Indiana law and are voidable. In addition, the MSI Complaint alleges that Acceptance, the Company, Goran, IGFH and the Symons Family are liable to MSI for the entire $39 million claim which MSI is asserting against IGF in the arbitration proceeding on theories of successor liability and "piercing the corporate veil." The MSI Complaint seeks preliminary and permanent injunctive relief against the defendants, an order voiding the various transactions between and among the defendants and an order determining that the defendants are directly responsible to MSI for MSI's $39 million claim against IGF.

The defendants filed answers to the MSI Complaint denying the material allegations and asserting affirmative defenses to the MSI Complaint. A hearing on MSI's Motion for Preliminary Injunctive Relief was held Thursday, August 2, 2001. On August 3, 2001, the court denied MSI preliminary injunctive relief. On January 7, 2002, MSI filed an amended complaint which added Superior Insurance Group Management, Inc., Superior Group, Superior and Pafco as defendants (the "MSI Amended Complaint"). The MSI Amended Complaint asserts claims substantively identical to the claims in the MSI Complaint. On February 21, 2002, the defendants filed answers to the MSI Amended Complaint and denied the material allegations contained in the MSI Amended Complaint and asserted affirmative defenses.

Should MSI be successful in obtaining permanent injunctive relief against the Company and its affiliates, any such relief would have an adverse impact upon the Company and its affiliates and their respective assets and operations. Further, in the event MSI is successful in voiding the various transactions between the defendants or in the event the defendants are determined to be responsible to MSI for MSI's $39 million claim against IGF, those orders and determinations could have an adverse effect upon the Company and its affiliates and their respective assets and operations.

The Company and two of its subsidiaries, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. Through reinsurance agreements, CNA was to share in IGF's profits or losses on IGF's total crop insurance business. By letter dated January 3, 2001, CNA gave notice pursuant to the SAA of its exercise of the "Put Mechanism" under the SAA effective February 19, 2001. According to the SAA, upon exercise of the Put Mechanism, IGFH is obligated to pay CNA an amount equal to 5.85 times "Average Pre-Tax Income", an amount based in part upon payments made to CNA under the SAA. The SAA further provided that 30 days after exercise of the Put, IGF will execute a promissory note payable six months after the exercise of the Put in the principal amount equal to the amount owed, as specified by the SAA. In a letter dated March 20, 2001, CNA also asserted a claim for amounts allegedly due under reinsurance agreements for the 2000 crop year.

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

On June 6, 2001, CNA filed a complaint against IGF, IGFH and the Company in the United States District Court for the Southern District of Indiana, Indianapolis Division (the "CNA Complaint"), asserting claims based on the SAA and related agreements for approximately $25 million allegedly owed CNA by virtue of its exercise of the Put Mechanism, $3 million for amounts allegedly due under reinsurance agreements for the 2000 crop year, $1 million for certain "fronting costs," and $1 million pursuant to a note executed by IGFH to CNA's affiliate in connection with the acquisition by IGFH of North American Crop Underwriters, Inc. in 1998. CNA also asserted claims to the effect that the June 6, 2001 sale of IGF assets to Acceptance resulted in payments of funds to Goran, the Company and Granite Re, which funds allegedly should have been paid to IGF instead. On June 6, 2001, CNA asked the district court to enter a temporary restraining order preventing IGF, IGFH and the Company from disposing of the proceeds received by them in connection with the sale of IGF assets to Acceptance. In an emergency hearing, the court denied CNA the relief it requested, without prejudice to reconsideration of those issues at a future time. CNA has since amended the CNA Complaint to add Goran and Granite Re as defendants. CNA's counterclaim in response to the IGF Complaint asserts essentially the same claims against the same parties as the amended CNA Complaint.

On September 20, 2001 the court ordered a consolidation of the two cases. On December 4, 2001, CNA filed an Amended Answer and Counterclaim which added Pafco, Superior and certain members of the Symons family as counterdefendants. CNA's Amended Answer and Counterclaim also alleges that IGF, IGFH, the Company, and the other counterdefendants are alter egos of each other and are directly liable to CNA for its claims. Discovery in the case is proceeding. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations.

The California Department of Insurance ("CDOI") filed a Notice of Noncompliance against Superior on June 29, 2001, which alleged that broker fees were charged by independent brokers in violation of California law. The Company and the CDOI agreed to a resolution of the matters raised in the Notice of Noncompliance by a Stipulation and Consent Order entered on December 26, 2001, wherein Superior agreed to pay the CDOI a penalty in the amount of $200,000 in settlement of the action.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are Goran, three individuals who were or are officers or directors of the Company or of Goran, PricewaterhouseCoopers, LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of
Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under ss.20(a) of the 1934 Act. The Company and the individual defendants filed a motion to dismiss the amended consolidated complaint for failure to state a claim and for failure to plead with particularity as required by Fed. R. Civ. P.9 (b) and the Private Securities Litigation Reform Act of 1995. The accounting firms also filed motions to dismiss. On February 19, 2002 the court granted in part and denied in part defendants' motion to dismiss. On March 15, 2002 the Company and the individual defendants filed a motion for reconsideration of the court's ruling on the motion to dismiss, or alternatively to certify an order for appeal.

Superior is a defendant in a case filed on May 8, 2001 in the United States District Court for the Southern District of Florida entitled The Chiropractic Centre, Inc. v. Superior Insurance Company which purports to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. On September 28, 2001 the case was consolidated with fifteen or more similar actions. On October 29, 2001 Superior filed a motion to dismiss the action for lack of jurisdiction, which is pending. Superior intends to vigorously defend the claims brought against it.

IGF is a defendant in a declaratory action entitled Kevin L. Stevens, Bank of America, Conservator of the Estate of Samuel Jay Ramsey and Gael Ramsey v. IGF Insurance Company originally filed on February 21, 2001 in the Circuit Court of Green County, Missouri. The action was subsequently removed to the Federal District Court for the Western District of Missouri. On October 11, 2001, the Federal District Court granted declaratory judgment in favor of the Company's insured, Stevens, and held that IGF was responsible for payment of the premium attributable to a $15 million appeal bond for Steven's appeal from a judgment against him in a related personal injury action. IGF believes that the District Court erred in granting declaratory judgment for Stevens and in holding that IGF is responsible for payment of the premium on the bond. IGF has appealed to the United States Court of Appeals for the Eighth Circuit for relief from the declaratory judgment. In the event IGF is ultimately required to pay the premium on the appeal bond, it would have a material adverse impact on IGF's financial position.

Superior is a defendant in a case filed September 15, 2000 in the Circuit Court for Lee County, Florida entitled Charles L. Fulton, D.C. v. Superior Insurance Company. The case is purported to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from persons insured by Superior. The court granted Superior's motions to dismiss the original and amended complaints but denied Superior's motion to dismiss the second amended complaint. The court is permitting plaintiff to go forward with class discovery. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it.

Superior is a defendant in a case now entitled Oviedo Family Chiropractic Center, P.A. v. Superior Insurance Company originally filed February 4, 2000 in the Circuit Court for Dade County, Florida and entitled Medical Re-Hab Center v. Superior Insurance Company. The court granted Superior's motions to dismiss the original and first amended complaints. The plaintiff has filed a motion for leave to file a second amended complaint which is pending. The case purports to be brought on behalf of a class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and
(ii) such insureds and claimants. The plaintiff alleges that Superior reduced medical benefits payable and improperly calculated interest in violation of Florida law. The Company believes the claim is without merit and intends to vigorously defend the charges brought against it.

Superior Guaranty is a defendant in a case filed October 8, 1999, in the Circuit Court for Manatee County, Florida entitled Patricia Simmons v. Superior Guaranty Insurance Company. The case purports to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The plaintiff alleges that the defendant charged interest in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

Superior Guaranty is a defendant in a case filed November 26, 1996, in the Circuit Court for Lee County, Florida entitled Raed Awad v. Superior Guaranty Insurance Company, et al. The case purports to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The plaintiffs allege that the defendant charged premium finance service charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to the Company. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which the Company believes improperly characterized billing and policy fees paid by Superior to Superior Group. Superior filed an appeal of the final order to Florida District Court. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida which seeks court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion with the District Court of Appeals, which was denied pending a ruling from the FDOI on Superior's motion for stay.

See Regulation-"REGULATORY DEVELOPMENTS", in Part I of this report, for additional legal matters involving insurance regulatory matters.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Information regarding the trading market for the Company's common stock, the range of selling prices for each quarterly period since January 1, 2000, and the approximate number of holders of common stock as of December 31, 2001 and other matters is included under the caption "Market and Dividend Information" on page 42 of the 2001 Annual Report, included as Exhibit 13, which information is incorporated herein by reference. No securities were issued in the fourth quarter of 2001.

ITEM 6 - SELECTED FINANCIAL DATA

The data included on page 4 of the 2001 Annual Report, included as Exhibit 13, under "Selected Financial Data" is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2001 Annual Report on pages 5 through 14 included as Exhibit 13 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion entitled "Quantitative and Qualitative Disclosures About Market Risk" included in the 2001 Annual Report on pages 12 through 14 included as
Exhibit 13 is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements in the 2001 Annual Report, included as
Exhibit 13, and listed in Item 14 of this Report are incorporated herein by reference.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding Directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 2001 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A (the "Proxy Statement").

EXECUTIVE OFFICERS OF THE REGISTRANT

Presented below is certain information regarding the executive officers of the Company who are not also directors. Their respective ages and their respective positions with the Company are listed as follows:


NAME                        AGE           POSITION

Gregg F. Albacete           40            Vice President and Chief Information Officer of the Company

David N. Hafling            54            Vice President and Chief Actuary of the Company

Mark A. Paul                34            Vice President, Chief Financial Officer and Treasurer of the Company

Mr. Albacete has served as Vice President and Chief Information Officer of the Company since January 2000. Mr. Albacete served as Vice President and Chief Information Officer of Leader Insurance from December 1987 to January 2000. From March 1982 to February 1985 Mr. Albacete worked for Transport Insurance. Prior to March 1982, Mr. Albacete was a self-employed consultant.

Mr. Hafling has served as Vice President and Chief Actuary of the Company since December 1998. Prior to joining the Company, Mr. Hafling spent 26 years with American States Insurance Company, with his last seven years as Senior Vice President-Actuary. He has been a fellow of the Casualty Actuarial Society since 1979 and is a member of the American Actuarial Society.

Mr. Paul has served as Vice President, Chief Financial Officer and Treasurer of the Company since July 2001, after joining the Company as Corporate Controller in May 2001. From March 2000 to May 2001, Mr. Paul served as Controller for The Steak n Shake Company, and from August 1997 to March 2000, he was the Vice President of Finance for Bank One Mortgage. Prior to August 1997, Mr. Paul practiced public accounting with the firm of PricewaterhouseCoopers LLP, leaving the firm as a Manager. Mr. Paul is a Certified Public Accountant in the State of Indiana.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The documents listed below are filed as a part of this Report, except as otherwise indicated:


            1.    Financial Statements.  The following described consolidated financial statements found on the pages of the 2001 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

                  Description of Financial Statement Item                       Location in 2001 Annual Report
                  ---------------------------------------                       ------------------------------

                  Report of Independent Accountants                                  Page 41

                  Consolidated Balance Sheets, December 31,
                  2001 and 2000                                                      Page 15

                  Consolidated Statements of Operations, Years
                  Ended December 31, 2001, 2000 and 1999                             Page 16

                  Consolidated Statements of Changes In
                  Shareholders' Equity (Deficit), Years Ended
                  December 31, 2001, 2000 and 1999                                   Page 17

                  Consolidated Statements of Cash Flows,
                  Years Ended December 31, 2001, 2000 and 1999                       Page 18

                  Notes to Consolidated Financial Statements,
                  Years Ended December 31, 2001, 2000 and 1999                       Pages 19 through 39

            2.    Financial Statement Schedules.  The following financial statement schedules are included beginning on page 27.

                  Report of Independent Accountants

                  Schedule II - Condensed Financial Information of Registrant

                  Schedule IV - Reinsurance

                  Schedule V - Valuation and Qualifying Accounts

                  Schedule VI - Supplemental Information Concerning Property - Casualty Insurance Operations

              3.  Exhibits.  The Exhibits set forth on the Index to Exhibits are incorporated herein by reference to  the Index.

              4.  Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of 2001.

BOARD OF DIRECTORS AND SHAREHOLDERS OF
SYMONS INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

The audit referred to in our report dated March 29, 2002, relating to the consolidated financial statements of Symons International Group, Inc. and subsidiaries, which is incorporated in Item 8 of this Form 10-K by reference to the annual report to shareholders for the year ended December 31, 2001 included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO SEIDMAN, LLP
Grand Rapids, Michigan
March 29, 2002

SYMONS INTERNATIONAL GROUP, INC.
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES.

The information required by this schedule is included in Note 3 of Notes to Consolidated Financial Statements.

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company)
Balance Sheets
As of December 31, 2001 and 2000
(In thousands, except share data)

                                                                     2001         2000
                                                                  ---------    ---------
ASSETS
    Investments in and advances to related parties                $  25,509    $  38,957
    Cash and cash equivalents                                           267           85
    Federal income tax receivable (payable)                          (1,639)      (1,916)
    Property and equipment                                               40           55
    Investments                                                          77           --
    Other                                                                16
    Intangible assets                                                 4,376        4,547
                                                                  ---------    ---------
Total Assets                                                      $  28,630    $  41,744
                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Accrued distributions on preferred securities                 $  33,203    $  18,397
    Other                                                             4,439          792
                                                                  ---------    ---------
Total Liabilities                                                    37,642       19,189
                                                                  ---------    ---------
Mandatorily redeemable
    Preferred securities                                            135,000      135,000
                                                                  ---------    ---------
Shareholders' Equity:

    Common stock, no par value, 100,000,000 shares
    Authorized, 10,385,399 and 10,385,399 issued andOutstanding      38,136       38,136
    Additional paid-in capital                                        5,851        5,851
    Unrealized loss on investments (net of deferred taxes of
       $nil in 2001 and 2000                                         (2,613)      (3,938)
    Retained earnings                                              (185,386)    (152,494)
                                                                  ---------    ---------
Total Shareholders' Deficit                                        (144,012)    (112,445)
                                                                  ---------    ---------
Total Liabilities and Shareholders' Equity                        $  28,630    $  41,744
                                                                  =========    =========

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Statements of Operations
For The Years Ended December 31, 2001, 2000 and 1999
(In thousands)

                                                                    2001         2000         1999
                                                                 ---------    ---------    ---------
Fee income                                                       $   1,175    $     600    $     600
Net investment income                                                6,336        6,456        6,186
                                                                 ---------    ---------    ---------
Total revenue                                                        7,511        7,056        6,786
                                                                 ---------    ---------    ---------
Expenses:
    Policy acquisition and general and administrative expenses       3,104       39,032        4,256
    Interest expense                                                    --           --           --
                                                                 ---------    ---------    ---------
Total expenses                                                       3,104       39,032        4,256
                                                                 ---------    ---------    ---------
Income before taxes and minority interest                            4,407      (31,976)       2,530
Provisions for income taxes                                          1,542        1,393        5,497
                                                                 ---------    ---------    ---------
Net income (loss) before minority interest                           2,864      (33,369)      (2,967)
Minority interest:
    Equity in consolidated subsidiaries                            (20,950)     (41,469)     (69,513)
    Distributions on preferred securities, net of tax              (14,806)     (13,587)      (8,336)
                                                                 ---------    ---------    ---------
Net loss for the period                                            (32,892)     (88,425)     (80,816)
Change in unrealized gains (losses) on securities                    1,325          960       (6,159)
Equity (deficit), beginning of year                               (112,445)     (24,980)      61,995
                                                                 ---------    ---------    ---------
Equity (deficit), end of year                                    $(144,012)   $(112,445)   $ (24,980)
                                                                 =========    =========    =========

SYMONS INTERNATIONAL GROUP, INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Statements of Cash Flow
For The Years Ended December 31, 2001, 2000 and 1999
(In thousands)

                                                            2001        2000        1999
                                                          --------    --------    --------
Net loss                                                  $(32,892)   $(88,425)   $(80,816)
Cash flows from operating activities:
Adjustments to reconcile net cash provided by (used in)
    operations:
    Equity in net loss of  subsidiaries                     20,950      41,469      69,513
    Depreciation of property and equipment                      15          17           5
    Amortization of intangible assets                          171      34,977       2,194
Net changes in operating assets and liabilities:
    Federal income taxes                                      (277)     (1,853)      7,613
    Other assets                                                --        (210)        293
    Other liabilities                                       18,388      14,209        (582)
                                                          --------    --------    --------
Net cash provided by (used in) operations                    6,355         184      (1,780)
                                                          --------    --------    --------
Cash flows used in investing activities:
    Purchase of property and equipment                         (90)         --         (64)
                                                          --------    --------    --------
Net cash (used in) investing activities:                       (90)         --         (64)
                                                          --------    --------    --------
Cash flows provided by financing activities:
    Contributions of capital or dividends received from
       Subsidiaries                                         (6,033)     (5,037)      4,196
    Loans (to)/from related parties                            (50)         --
                                                          --------    --------    --------
                                                                                  --------
Net cash provided by (used in) financing activities         (6,083)     (5,037)      4,196
                                                          --------    --------    --------
Increase (decrease) in cash and cash equivalents               182      (4,853)      2,352
Cash and cash equivalents - beginning of year                   85       4,938       2,586
                                                          --------    --------    --------
Cash and cash equivalents - end of year                   $    267    $     85    $  4,938
                                                          ========    ========    ========

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For The Years Ended December 31, 2001, 2000 and 1999

BASIS OF PRESENTATION

The condensed financial information should be read in conjunction with the consolidated financial statements of Symons International Group, Inc. The condensed financial information includes the accounts and activities of the parent company which acts as the holding company for the insurance subsidiaries.

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE IV - REINSURANCE
For The Years Ended December 31, 2001, 2000 and 1999
(In thousands)

PROPERTY AND LIABILITY INSURANCE            2001          2000          1999
                                          ---------     ---------     ---------
Direct amount                             $ 159,821     $ 168,626     $ 233,514
Assumed from other companies                  1,271         5,835         2,887
Ceded to other companies                   (105,158)      (78,621)        8,425
                                          ---------     ---------     ---------
Net amounts                               $  55,934     $  95,840     $ 244,826
                                          =========     =========     =========
Percentage of amount assumed to net             2.3%          6.1%          1.2%

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

                                               2001                2000                   1999
                                           Allowance for        Allowance for         Allowance for
                                         Doubtful Accounts    Doubtful Accounts     Doubtful Accounts
                                         -----------------    -----------------     -----------------
Additions:

Balance at beginning of period               $1,940                $1,479                $4,953

Charged to costs and expenses (1)             6,122                 9,623                 6,134

Charged to other accounts                        --                    --                    --

Deductions from reserves                      6,536                 9,162                 9,608
                                             ------                ------                ------

Balance at end of period                     $1,526                $1,940                $1,479
                                             ======                ======                ======

(1) The Company monitors the adequacy of its allowance for doubtful accounts monthly and believes the balance of such allowance at December 31, 2001, 2000 and 1999 was adequate.

SYMONS INTERNATIONAL GROUP, INC. - CONSOLIDATED
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY - CASUALTY INSURANCE OPERATIONS
For The Years Ended December 31, 2001, 2000 and 1999
(In thousands)

CONSOLIDATED PROPERTY - CASUALTY ENTITIES

                    Reserves
                    for
                    Unpaid                                                               Amorti-    Paid
                    Claims                                                              zation of  Claims
          Deferred  and                                                                  Deferred   and
          Policy    Claim                                Net           Claims and         Policy    Claim
          Acquisi-  Adjust-                             Invest-    Adjustment Expenses   Acqui-    Adjust-
          tion      ment        Unearned    Earned       ment          Incurred          sition    ment        Premium
Year      Costs     Expense     Premiums    Premiums    Income         Related To:       Costs     Expense     Written
----      -----     -------     --------    --------    ------         ----------        -----     -------     -------
                                                                 Current      Prior
                                                                 Years        Years
                                                                 -----        -----
1999       13,908    152,455      80,562     249,094     12,242    214,606     16,367     42,665    208,225     236,401
2000        6,454    108,117      62,386     137,706     10,074    127,497    (14,118)    37,453    167,442     174,461
2001          763     81,142      59,216      76,947      6,286     69,667        774     33,747    104,764     161,092

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

                                  Symons International Group, Inc.

                                           /s/ Douglas H. Symons
                                           -------------------------------------
March 29, 2002                    By:      Douglas H. Symons
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 29, 2002, on behalf of the Registrant in the capacities indicated:

(1) Principal Executive Officer:

/s/ Douglas H. Symons
-----------------------------------------
Douglas H. Symons
President and Chief Executive Officer
(Principal Executive Officer)

(2) Principal Financial Officer:

/s/ Mark A. Paul
-----------------------------------------
Mark A. Paul
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer)

(3) The Board of Directors:

/s/ G. Gordon Symons                    /s/ Gene S. Yerant
-----------------------------------     ----------------------------------------
G. Gordon Symons                        Gene S. Yerant
Chairman of the Board                   Director


/s/ Larry S. Wechter                    /s/ Douglas H. Symons
-----------------------------------     ----------------------------------------
Larry S. Wechter                        Douglas H. Symons
Director                                Director


/s/ Robert C. Whiting                   /s/ Alan G. Symons
-----------------------------------     ----------------------------------------
Robert C. Whiting                       Alan G. Symons
Director                                Director


/s/ Terry W. Anker
-----------------------------------
Terry W. Anker
Director
/TABLE>

                                  EXHIBIT INDEX

REFERENCE TO SEQUENTIAL
REGULATION S-K
-------------------------------------------------------------------------------
EXHIBIT NO. DOCUMENT
-------------------------------------------------------------------------------

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

2.7 The Multiple Peril Crop Insurance Services and Indemnity Agreement by and between Continental Casualty Company and IGF Insurance
            Company, IGF Holdings, Inc. and Symons International Group, Inc.
            dated February 28, 1998 is incorporated by reference to Exhibit 2.7 of the Registrant's 1997 Form 10-K.

2.8         The Stock Purchase Agreement between IGF Holdings, Inc. and 1911
            CORP, dated July 7, 1998 is incorporated by reference to Exhibit 2.9 of the Registrant's 1998 Form 10-K.

3.1 The Registrant's Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 of the Registrant's Registration
            Statement on Form S-1, Reg. No. 333-9129.

3.2 Registrant's Restated Code of Bylaws, as amended, is incorporated by reference to Exhibit 1 of the Registrant's 1996 Form 10-K.

4.1(1) The Senior Subordinated Indenture between Symons International Group, Inc. as issuer and Wilmington Trust Company as trustee for SIG Capital Trust I dated August 12, 1997 is incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713.

4.1(2) First Supplemental Senior Subordinated Indenture between Symons International Group, Inc. and Wilmington Trust Company Related to SIG Capital Trust I dated January 15, 1998 is incorporated by reference to Exhibit 4.3(2) of the Registrant's 1997 Form 10-K.

10.1 The Management Agreement among Superior Insurance Company, Superior American Insurance Company, Superior Guaranty Insurance Company and GGS Management, Inc. dated April 30, 1996 is incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.2 The Management Agreement between Pafco General Insurance Company and Registrant dated May 1, 1987, as assigned to GGS Management, Inc. effective April 30, 1996, is incorporated by reference to Exhibit
            10.6 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.3 The Administration Agreement between IGF Insurance Company and Registrant dated February 26, 1990, as amended, is incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.4 The Agreement between IGF Insurance Company and Registrant dated November 1, 1990 is incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.5 The Registration Rights Agreement between Goran Capital Inc. and Registrant dated May 29, 1996 is incorporated by reference to
            Exhibit 10.13 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.6* The Employment Agreement between Goran Capital Inc., Symons International Group, Inc. and Douglas H. Symons effective March 8, 1999 is incorporated by reference to Exhibit 10.5 of the Registrant's 2000 Form 10-K.

10.7* The Employment Agreement between Goran Capital Inc., Symons International Group, Inc. and David N. Hafling dated October 15, 2002.

10.8* The Employment Agreement between Symons International Group, Inc. and Mark A. Paul dated July 30, 2001.

10.9 The GGS Management Holdings, Inc. 1996 Stock Option Plan is incorporated by reference to Exhibit 10.21 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.10 The Registrant's 1996 Stock Option Plan is incorporated by referenc to Exhibit 10.22 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.11 The Registrant's Retirement Savings Plan is incorporated by reference to Exhibit 10.24 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.12 The Insurance Service Agreement between Mutual Service Casualty Company and IGF Insurance Company dated May 20, 1996 is incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.13(2) The Crop Hail Quota Share Reinsurance Contract and Crop Insurance Service Agreement between Pafco General Insurance Company and IGF Insurance Company is incorporated by reference to Exhibit 10.27(2) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.13(3) The Automobile Third Party Liability and Physical Damage Quota Share Reinsurance Contract between IGF Insurance Company and Pafco General Insurance Company is incorporated by reference to Exhibit 10.27(3) of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.13(5) The Standard Reinsurance Agreement between Federal Crop Insurance Corporation and IGF Insurance Company dated July 1, 1997 is incorporated by reference to Exhibit 10.13(6) to the Registrant's 1999 Form 10-K.

10.13(9) Amendment No. 1 to the 1998 Standard Reinsurance Agreement dated July 29, 1998 is incorporated by reference to Exhibit 10.18(8) to the Registrant's 1999 Form 10-K.

10.13(10)   The Aggregate Loss Ratio Reinsurance Agreement between National
            Union Fire Insurance Company of Pittsburgh, PA and Granite
            Reinsurance Company, Ltd. effective January 1, 2000.

10.13(11)   Quota Share Reinsurance Agreement between Superior Insurance Company and its Wholly -Owned Insurance Subsidiaries and National Union Fire
            Insurance Company of Pittsburgh, PA effective January 1, 2000.

10.13 (12)  Quota Share Reinsurance Agreement between Pafco General Insurance
            Company and National Union Fire Insurance Company of Pittsburgh, PA effective January 1, 2000.

10.13 (13)  Addendum I to Aggregate Loss Ratio Reinsurance Agreement between
            National Union Fire Insurance Company of Pittsburgh, PA and Granite Reinsurance Company, Ltd. dated December 21, 2000.

10.13(14)   Addendum No. 2 to Quota Share Reinsurance Agreement effective
            January 1, 2000 between Superior Insurance Company and its
            Wholly-Owned Insurance Subsidiaries and National Union Fire
            Insurance Company of Pittsburgh, PA effective December 30, 2000.

10.13 (15)  Addendum No. 2 to Quota Share Reinsurance Agreement effective
            January 1, 2000 between Pafco General Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA effective December 30, 2000.

10.14(1) The SIG Capital Trust I 91/2% Trust Preferred Securities Purchase Agreement dated August 7, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713.

10.14(2) The Registration Rights Agreement among Symons International Group, Inc., SIG Capital Trust I and Donaldson, Lufkin & Jenrette Securities Corporation, Goldman, Sachs & Co., CIBC Wood Gundy Securities Corp. and Mesirow Financial, Inc. dated August 12, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713.

10.14(3) The Declaration of Trust of SIG Capital Trust 1 dated August 4, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713.

10.14(4) The Amended and Restated Declaration of Trust of SIG Capital Trust I dated August 12, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713

10.15* The Employment Agreement between Goran Capital Inc., Symons International Group, Inc. and Gene S. Yerant effective January 10, 2000 is incorporated by reference to Exhibit 10.15 of the Registrant's March 31, 2000 Form 10-Q.

10.16* The Employment Agreement between Symons International Group, Inc., Goran Capital Inc. and Gregg F. Albacete effective January 26, 2000 is incorporated by reference to Exhibit 10.16 of the Registrant's March 31, 2000 Form 10-Q.

10.17 The Asset Purchase Agreement by and among Acceptance Companies Inc., American Growers Insurance Company, American Agrisurance, Inc., Goran Capital Inc., Symons International Group, Inc., IGF Holdings, Inc. and IGF Insurance Company dated Mary 23, 2001 incorporated by reference to Exhibit 10.9 of the Registrants June 30, 2001 Form 10-Q.

10.18 First Amendment to Asset Purchase Agreement by and among Acceptance Insurance Companies, Inc., American Growers Insurance Company, American Agrisurance, Inc., Goran Capital Inc., Symons International Group, Inc., IGF Holdings, Inc. and IGF Insurance Company dated June 5, 2001 incorporated by reference to Exhibit 10.10 of the Registrant's June 30, 2001 Form 10-Q.

10.19 Assignment and Assumption Agreement by IGF Holdings, Inc. and IGF Insurance Company and Acceptance Insurance Companies Inc. dated May 23, 2001 incorporated by reference to Exhibit 10.11 of the Registrant's June 30, 2001 Form 10-Q.

10.20 IGF/Acceptance Retrocession Agreement by and between Acceptance Insurance Company and IGF Insurance Company dated May 23, 2001 incorporated by reference to Exhibit 10.13 of the Registrant's June 30, 2001 Form 10-Q.

10.21 Consulting and Non-competition Agreement by and between Symons International Group, Inc. and Acceptance Insurance Companies Inc. dated May 23, 2001 incorporated by reference to Exhibit 10.15 of the Registrant's June 30, 2001 Form 10-Q.

10.22* Amendment to Personal Employment Agreement effective January 1, 1996 between Granite Reinsurance Company Ltd. and G. Gordon Symons.

10.23* Addendum to Employment Agreement between Goran Capital Inc., Symons International Group, Inc. and G. Gordon Symons effective January 1, 1998.

10.24* Consulting Agreement between Granite Reinsurance Company Ltd. and Goran Management Ltd. effective January 1, 1995.

10.25* Addendum to Consulting Agreement dated January 1, 1998 by and between Goran Capital Inc., Symons International Group, Inc., Granite Reinsurance Company Ltd., Goran Management Bermuda Ltd. and
            G. Gordon Symons.

13 Annual Report to Shareholder For the Year Ended December 31, 2001 For Symons International Group, Inc.