Form 10-Q
period 2002-03-31
SYMONS INTERNATIONAL GROUP INC
filed 2002-05-14
CIK 1013698

UNITED  STATES
            SECURITIES  AND  EXCHANGE  COMMISSION
                 Washington,  D.C.  20549-1004

                         FORM  10-Q

Mark  One
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

           FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2002

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


As of April 30, 2002, there were 10,385,399 shares of Registrant's no par value common stock issued and outstanding.


                                                     FORM 10-Q INDEX


                                                                                                              Page
                                                                                                             Number

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2002
        (unaudited) and December 31, 2001 . . . . . . . . . . .                                                   3

        Unaudited Consolidated Statements of Operations
        for the Three Months Ended
        March 31, 2002 and 2001 . . . . . . . . . . . .                                                           4

        Unaudited Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2002 and 2001. . . . . . .                                                   5

        Condensed Notes to Unaudited Consolidated Financial
        Statements. . . . . . . . . . . . . . . . . . . . . . .                                                   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . .. . . . .                                                         14

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               21

PART II OTHER INFORMATION                                                                                        21

Item 1. Legal Proceedings                                                                                        21

Item 2. Changes in Securities and Use of Proceeds                                                                22

Item 3. Defaults Upon Senior Securities                                                                          22

Item 4. Submission of Matters to a Vote of Security Holders                                                      22

Item 5. Other Information                                                                                        22

Item 6. Exhibits and Reports on Form 8-K                                                                         22

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .                                                        23



PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
SYMONS  INTERNATIONAL  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
(dollars  in  thousands)

                                                                        March 31,
                                                                          2002       December 31,
                                                                       (Unaudited)     2001
                                                                      ------------  -----------
ASSETS
Investments available for sale:
   Fixed maturities, at market . . . . . . . . . . . . . . . . . . ..  $   73,991      $   77,896
   Equity securities, at market. . . .  . . . . . . . . . . . . . . .       9,696          14,396
   Short-term investments, at amortized cost, which approximates market.   10,348          13,266
   Other invested assets . . . . . .. . . . . . . . . . . . . . . . .       1,454           1,469
                                                                       -----------  --------------
Total investments . . . .   . . . . . . . . . . . . . . . . . . . . .      95,489         107,027
Cash and cash equivalents . .   . . . . . . . . . . . . . . . . . . .       7,951           3,385
Receivables, net of allowance of $248 and $1,526, respectively. .   .      50,341          44,688
Reinsurance recoverable on paid and unpaid losses . . . . . . . . . .      35,661          31,546
Prepaid reinsurance premiums. .   . . . . . . . . . . . . . . . . . .      43,931          40,039
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . .         923             763
Property and equipment, net of accumulated depreciation .   . . . . .       9,175           9,890
Intangible assets . . . . . . . . . . . . . . . . . . .   . . . . . .       4,333           4,376
Other assets. . . . . . . . . . . . . . . . . . . . . .   . . . . . .       2,615           2,418
                                                                       -----------  --------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  250,419   $     244,132
                                                                       ===========  ==============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Liabilities:
   Loss and loss adjustment expense reserves . . . . . . . .. . . . .  $   78,070   $      81,142
   Unearned premiums . . . . . . . . . . . . . . . . . . . .. . . . .      64,262          59,216
   Reinsurance payables. . . . . . . . . . . . . . . . . . .. . . . .      63,784          58,226
   Distributions payable on preferred securities . . . . . .. . . . .      37,039          33,203
   Deferred income . . . . . . . . . . . . . . . . . . . . .. . . . .       3,250           3,625
   Payable to affiliates . . . . . . . . . . . . . . . . . .. . . . .         471             596
   Other liabilities . . . . . . . . . . . . . . . . . . . .. . . . .      20,835          17,136
                                                                       -----------  --------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     267,711         253,144
                                                                       -----------  --------------
Minority interest:
   Company-obligated mandatorily redeemable preferred stock of trust
    subsidiary holding solely parent debentures .. . . . . . . . . .      135,000         135,000
                                                                       -----------  --------------
Shareholders' (Deficit):
   Common stock, no par value, 100,000,000 shares authorized,
    10,385,399 shares issued and outstanding in both 2002 and 2001. .      38,136          38,136
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . .        5,851           5,851
   Unrealized loss on investments available for sale . . . . . . . .       (3,164)         (2,613)
   Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . .     (193,115)       (185,386)
                                                                       -----------  --------------
Total Shareholders' (Deficit) . . . . . . . . . . . . . . . . . . . .    (152,292)       (144,012)
                                                                       -----------  --------------
Total Liabilities and Shareholders' (Deficit) . . . . . . . . . . . .  $  250,419   $     244,132
                                                                       ===========  ==============

See  condensed  notes  to  consolidated  financial  statements.



SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(in  thousands,  except  per  share  data)

                                                                                  Three Months Ended
                                                                                       March  31
                                                                                  -----------------
                                                                                   2002       2001
                                                                                 ---------  ---------
Gross premiums written. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 43,755   $ 48,222
Less ceded premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (30,973)   (31,393)
                                                                                 ---------  ---------
Net premiums written. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,782   $ 16,829
                                                                                 =========  =========
Net premiums earned . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,766   $ 18,728
Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,643      2,926
Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       375          -
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,244      1,598
Net realized capital (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .      (748)      (769)
                                                                                 ---------  ---------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,280     22,483
                                                                                 ---------  ---------
Expenses:
  Losses and loss adjustment expenses . . . . . . . . . . . . . .   . . . . . .    12,671     17,745
  Policy acquisition and general and administrative expenses. . . ..  . . . . .     6,459     10,518
  Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . . . .        43         43
                                                                                 ---------  ---------
Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,173     28,306
                                                                                 ---------  ---------
Loss from continuing operations before income taxes and minority interest . . .    (3,893)    (5,823)
                                                                                 ---------  ---------
Total income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
                                                                                 ---------  ---------
Loss from continuing operations before minority interest. . . . . . . . . . . .    (3,893)    (5,823)
                                                                                 ---------  ---------
Minority interest:
  Distributions on preferred securities, net of tax of nil in both .                3,836      3,609
  2002 and 2001
                                                                                 ---------  ---------
Loss from continuing operations . . . . . . . . . . . . . . . . . . . . . . . .    (7,729)    (9,432)
Discontinued operations:
  Loss from operations of discontinued segment, less applicable income
  taxes of nil in both 2002 and 2001 . . .  . . . . . . . . . . . . . . . . . .         -          -
                                                                                 ---------  ---------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (7,729)  $ (9,432)
                                                                                 =========  =========
Weighted average shares outstanding - basic and fully diluted . . . . . . . . .    10,385     10,385
                                                                                 =========  =========
Net loss from continuing operations per share - basic and fully diluted . . . .  $  (0.74)  $  (0.91)
                                                                                 =========  =========
Net loss of discontinued operations per share-basic and fully diluted . . . . .  $      -   $      -
                                                                                 =========  =========
Net loss per share - basic and fully diluted. . . . . . . . . . . . . . . . . .  $  (0.74)  $  (0.91)
                                                                                 =========  =========

See  condensed  notes  to  consolidated  financial  statements.



SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(in  thousands)

                                                                     Three Months Ended
                                                                          March  31
                                                                      -----------------
                                                                       2002      2001
                                                                     --------  ---------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(7,729)  $ (9,432)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operations:
    Depreciation, amortization, impairment and other. .   . . . . .      911      1,119
    Net realized capital loss . . . . . . . . . . . . .  .. . . . .      748        769
  Net changes in operating assets and liabilities:
   Receivables . . . . . . . . . . . . . . . . . . . . . .  . . . .   (5,653)   (11,059)
   Reinsurance recoverable on losses, net. . . . . . . . .  . . . .   (4,115)   (16,394)
   Prepaid reinsurance premiums. . . . . . . . . . . . . .  . . . .   (3,892)   (10,635)
   Deferred policy acquisition costs . . . . . . . . . . .  . . . .     (160)       459
   Loss and loss adjustment expense reserves . . . . . . .  . . . .   (3,072)    (8,058)
   Unearned premiums . . . . . . . . . . . . . . . . . . .  . . . .    5,046      8,636
   Reinsurance payables. . . . . . . . . . . . . . . . . .  . . . .    5,558     25,707
   Distribution payable on preferred securities. . . . . .  . . . .    3,836      3,609
   Other assets and liabilities. . . . . . . . . . . . . .  . . . .    3,120      6,322
   Net assets from discontinued operations . . . . . . . .  . . . .   (1,327)      (872)
                                                                     --------  ---------
Net cash (used in) operations . . . . . . . . . . . . . . . . . . .   (6,729)    (9,829)
                                                                     --------  ---------

Cash flows from investing activities, net of assets acquired:
   Net sales of short-term investments . . . . . . . . . . . . .  .    2,917      5,500
   Proceeds from sales, calls and maturities of fixed maturities  .    7,356      7,338
   Purchase of fixed maturities. . . . . . . . . . . . . . . . .  .   (4,293)      (756)
   Proceeds from sales of equity securities. . . . . . . . . . . .     4,796      3,802
   Purchase of equity securities . . . . . . . . . . . . . . . . .      (562)    (4,475)
   Purchase of property and equipment. . . . . . . . . . . . . . .      (121)    (1,114)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -        (13)
Net investing activities from discontinued operations . . . . . . .    1,434        604
                                                                     --------  ---------
Net cash provided by investing activities . . . . . . . . . . . . .   11,527     10,886
                                                                     --------  ---------

Cash flows from financing activities, net of assets acquired:
   Loans from and (repayment to) related parties . . . . . . .. . .     (125)       272
   Net financing activities from discontinued operations . . .. . .     (107)      (317)
                                                                     --------  ---------
Net cash (used in) financing activities . . . . . . . . . . . . . .     (232)       (45)
                                                                     --------  ---------
Increase in cash and cash equivalents . . . . . . . . . . . . . . .    4,566      1,012
Cash and cash equivalents, beginning of period. . . . . . . . . . .    3,385      1,363
                                                                     --------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 7,951   $  2,375
                                                                     ========  =========

See  condensed  notes  to  consolidated  financial  statements.


                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                    For the Three Months Ended March 31, 2002

1.  OVERVIEW  OF  THE  COMPANY  AND  BASIS  OF  PRESENTATION

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


The parent company for Pafco and Superior is Superior Insurance Group, Inc. ("Superior Group"). Pafco, Superior and Superior's subsidiaries, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American"), are engaged in the writing of insurance coverage for automobile physical damage and liability policies for nonstandard risks. Nonstandard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies that are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.


The financial statements included in this report are the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements, unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K. Results for any interim period are not necessarily indicative of results to be expected for the year.


2.  PREFERRED  SECURITIES

On August 12, 1997, the Company's trust subsidiary issued $135 million in preferred securities (the "Preferred Securities") bearing interest at an annual rate of 9.5%. The principal assets of the trust subsidiary are senior subordinated notes of the Company in the principal amount of $135 million with an interest rate and maturity date substantially identical to those of the Preferred Securities. Expenses of the issue aggregated $5.1 million and are being amortized over the term of the Preferred Securities.


The Preferred Securities represent Company-obligated mandatorily redeemable securities of a trust subsidiary holding solely parent debentures and have a term of 30 years with semi-annual interest payments that commenced February 15, 1998. The Company may redeem the Preferred Securities in whole or in part after 10 years. The annual Preferred Security obligations of approximately $13 million per year must be funded from the Company's nonstandard automobile management company, which receives management and billing fees from its insurance subsidiaries. Under the terms of the indenture, the Company is permitted to defer semi-annual interest payments for up to five years. The Company elected to defer the interest payments due in February and August 2000 and 2001 and February 2002 and may continue this practice through 2004.

The trust indenture for the Preferred Securities contains certain restrictive covenants including covenants based on the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA"). If the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

- The Company may not incur additional indebtedness or guarantee additional indebtedness.
- The Company may not make certain restricted payments including making loans or advances to affiliates, repurchasing common stock or paying dividends in excess of a stated limitation.
- The Company may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade, fixed income securities.

These restrictions currently apply, as the Company's consolidated coverage ratio was (0.77) at March 31, 2002, and will continue to apply until the Company's consolidated coverage ratio complies with the terms of the trust indenture. The Company complied with these additional restrictions as of December 31, 2001 and is in compliance as of March 31, 2002. Upon completion of the audit for 2001, it was discovered that the Company was not in compliance with the covenant dealing with the percentage of investment in other than "Permitted Investments" as defined by the indenture. The indenture allows for no more than 15% of total invested assets to be in non-investment grade securities as defined in the indenture. At December 31, 2001, approximately 21% of the Company's investment portfolio was invested in equity securities and non-investment grade bonds. The Company rectified the situation as of March 29, 2002 through the sale of approximately $8 million of the non-investment grade securities, the proceeds of which were invested in Permitted Investments.


3.  REGULATORY  AFFAIRS

Two of the Company's insurance company subsidiaries, Pafco and IGF are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). While neither Pafco nor IGF currently has surplus from which to pay dividends, statutory requirements place limitations on the amount of funds that can be remitted to the Company from Pafco and IGF. The Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the consent orders with the IDOI, described below, prohibit the payment of any dividends by Pafco and IGF. Another insurance company subsidiary, Superior and Superior's insurance company subsidiaries, Superior American and Superior Guaranty, are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). The Florida statute also contains limitations with regard to the payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income, whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. The NAIC adopted the Codification of Statutory Accounting Principles guidance
("Codification"), as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification. Permitted statutory accounting practices encompass all accounting practices not so prescribed.


On June 6, 2001, IGF sold substantially all of its crop insurance assets to Acceptance. On June 24, 2001, following the sale of IGF's crop insurance assets and as a result of losses experienced by IGF in its crop insurance operations, the IDOI and IGF entered into a consent order (the "Consent Order") relating to IGF. IGF has discontinued writing new business and its operations are presently in run off.

The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI:

- Sell  or  encumber  any  of  its  assets,  property, or business in force;
- Disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by the Company, and does not include payments in excess of $10,000);
- Lend its funds or make investments, except in specified types of investments;
- Incur debts or obligations, except in the ordinary course of business to unaffiliated parties;
- Merge  or  consolidate  with  another  company;
- Enter  into  new,  or  amend  existing,  reinsurance  agreements;
- Complete, enter into or amend any transaction or arrangement with an affiliate, and
- Disburse  funds  or  assets  to  any  affiliate.

The Consent Order also requires IGF to provide the IDOI with monthly written updates and immediate notice of any material change regarding the status of litigation with Mutual Service Casualty Insurance Company and with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF to extend the provisions of the Consent Order.

Pafco has been subject to an agreed to order of the IDOI since February 17, 2000 that requires Pafco, among other matters, to:

- Refrain from doing any of the following without the IDOI's prior written consent:
  - Selling assets or business in force or transferring property, except in the ordinary course of business;
  - Disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000);
  -  Lending  funds;
  -  Making  investments,  except  in  specified  types  of  investments;
  - Incurring debt, except in the ordinary course of business and to unaffiliated parties;
  -  Merging  or  consolidating  with  another  company;  or
  -  Entering  into  new,  or  modifying  existing,  reinsurance  contracts.
- Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the ratio of gross written premium to surplus and net written premium to surplus does not exceed 4.0 and 2.4, respectively; and provide the IDOI with regular reports demonstrating compliance with these monthly writings limitations.
- Continue to comply with prior IDOI agreements and orders to correct business practices under which Pafco must provide monthly financial statements to the IDOI, obtain prior IDOI approval of reinsurance arrangements and affiliated party transactions, submit business plans to the IDOI that address
  levels of   surplus and net premiums written, and consult with the IDOI on a monthly basis

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

Pafco has agreed with the Iowa Department of Insurance ("IADOI") that it will not write any new non-standard business in Iowa, until such time as Pafco has reduced its overall non-standard automobile policy counts in the state or:

- Has  increased  surplus,  or
- Has achieved a net written premium to surplus ratio of less than three to one, or
- Has  surplus  reasonable  to  its  risk.

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

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to the Company. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which the Company believes improperly characterized billing and policy fees paid by Superior to Superior Group. On September 28, 2001, Superior filed an appeal of the final order to the Florida District Court, which is pending. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida seeking court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion for stay with the District Court of Appeals, which was denied pending a ruling from the FDOI. On April 5, 2002 the FDOI granted a stay of the final order which is conditional upon the cessation of the payment of billing fees by Superior to Superior Group and the posting of a $15 million appeal bond. Superior is unwilling to agree to the conditions imposed by the FDOI's conditional stay. On May 6, 2002, Superior filed a motion with the district court seeking a stay of the final order pending Superior's appeal or, in the alternative, a consolidation of the FDOI's enforcement action with the pending appeal.

In 1999, Superior ceased writing business in Illinois and agreed to obtain the approval of the Illinois Department of Insurance prior to writing any new business in Illinois. In July 2001, Superior agreed with the Department of Insurance in Texas to obtain its prior approval before writing any new business in that state. On October 9, 2001, the State Corporation Commission of Virginia issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its Risk Based Capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% of the total gross written premiums of the Company in 2001.

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

4.  COMMITMENTS  AND  CONTINGENCIES

As previously reported, IGF, which is a wholly owned subsidiary of the Company, had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. All of the policies of insurance which were issued in the AgPI Program were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29 million was paid through March 31, 2002 in settlement of legal proceedings and claims related to the AgPI Program. The Company has retained a reserve of approximately $3 million as a provision for expenses and settlement of ongoing litigation.

All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira
v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which IGF filed another demurrer, contending that plaintiffs failed to make the amendments required by the court's previous rulings. This latest demurrer is to be heard on May 24, 2002. Discovery is proceeding.

As previously reported in the Company's December 31, 2001 Form 10-K, MSI and IGF are arbitrating their dispute over responsibility for claims paid to MSI insureds. Also as previously reported, an action was filed against the Company, IGF, IGF Holdings, Inc. ("IGFH"), Granite Reinsurance Company, Ltd. ("Granite Re"), a wholly owned subsidiary of Goran, Goran and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana which alleges that the June 6, 2001 sale of IGF's assets to Acceptance and the payments by Acceptance to the Company, Goran and Granite Re violated Indiana law and are voidable. On April 18 and 19, 2002, the parties engaged in a mediation session and reached an agreement to settle the disputed claims in the arbitration proceeding and the federal court action. The settlement contemplates execution of a written agreement that is currently being drafted. Pending execution of the written agreement, the mediator has reported to the court that a settlement has been reached.

As previously reported, the Company and two of its subsidiaries, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. The obligations of the Company, IGFH, IGF and CNA under the SAA are the subject of an action pending in United States District Court for the Southern District of Indiana, Indianapolis Division. Claims have also been asserted in the action against Goran, Granite Re, Pafco, Superior and certain members of the Symons family. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are Goran, three individuals who were or are officers or directors of the Company or of Goran, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999.
Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of
Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20(a) of the 1934 Act. The Company and the individual defendants filed a motion to dismiss the amended consolidated complaint for failure to state a claim and for failure to plead with particularity as required by Fed. R. Civ. P.9(b) and the Private Securities Litigation Reform Act of 1995. The accounting firms also filed motions to dismiss. On February 19, 2002 the court entered an order granting in part and denying in part defendants' motion to dismiss. On March 15, 2002, the Company and the individual defendants filed a motion for reconsideration of the court's ruling on the motion to dismiss, or alternatively to certify an order for appeal, which was denied on May 1, 2002. Discovery in the case is proceeding.

As previously reported, an action has been brought in Florida against Superior which purports to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

IGF is a defendant in a declaratory action entitled Kevin L. Stevens, Bank of America, Conservator of the Estate of Samuel Jay Ramsey and Gael Ramsey v. IGF Insurance Company originally filed on February 21, 2001 in the Circuit Court of Green County, Missouri. The action was subsequently removed to the Federal District Court for the Western District of Missouri. On October 11, 2001, the Missouri District Court granted declaratory judgment in favor of the Company's insured, Stevens, and held that IGF was responsible for payment of the premium attributable to a $15,000,000 appeal bond for Steven's appeal from a judgment against him in a related personal injury action. On April 23, 2002, the United States Court of Appeals for the Eighth Circuit vacated the judgment and held that Stevens need not post a bond to appeal the adverse judgment; therefore, IGF was not obligated to pay the bond premium.

As previously reported, an action has been brought in Florida against Superior which purports to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from Superior. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

As previously reported, an action has been brought against Superior in Florida by a purported class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The plaintiff alleges that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. The Company believes the claim is without merit and intends to vigorously defend the charges brought against it. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

As previously reported, actions have been brought in Florida against Superior Guaranty purporting to be on behalf of a class of purchasers of insurance from Superior Guaranty allegedly charged service or finance charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

The Company is a 50% owner in a limited liability corporation ("LLC") established to provide business services to the Company and an unrelated third party. The fair market value of the LLC's operating assets approximated its outstanding debt at March 31, 2002.

The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company, in establishing its loss reserves, has considered these actions. The Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position.

5.  LOSS  DEVELOPMENT  ON  PRIOR  ACCIDENT  YEARS

During the first quarter of 2002, the Company experienced unfavorable development on its year-end 2001 loss and LAE reserves in the amount of $1.5 million. This was primarily due to unfavorable settlement of outstanding claims that resulted in an increase in the loss and loss adjustment expense ratio for the first quarter by 13.1 percentage points.

6.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

7.  LOSS  PER  SHARE


Basic and diluted net loss per share are computed by dividing net loss as reported by the average number of shares outstanding as follows:

                                             Three Months Ended
                                                 March  31
                                              ----------------
(in thousands)                                  2002    2001
                                               ------  ------
Basic:
  Weighted-average common shares outstanding.  10,385  10,385
                                               ======  ======

Diluted:
  Weighted-average common shares outstanding.  10,385  10,385
                                               ======  ======


The Company has 1,890,000 stock options outstanding as of March 31, 2002. Common stock equivalents are anti-dilutive; therefore, fully diluted loss per share is the same as basic loss per share.


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

Summarized  results  of  operations for discontinued operations were as follows:



  STATEMENTS  OF  OPERATIONS:
  (in  thousands)
                                                         Three  Months  Ended
                                                               March  31
                                                          ------------------
                                                              2002     2001
                                                             ------  --------
Gross premiums written. . . . . . . . . . . . . . . . . . .  $   -   $94,390
                                                             ======  ========
Net premiums written. . . . . . . . . . . . . . . . . . . .  $   2   $ 7,888
                                                             ======  ========

   Net premiums earned . . . . . . . . . . . . . .. . . . .  $   2   $ 2,798
   Net investment and fee income . . . . . . . . .. . . . .    189      (316)
   Net realized capital gain (loss). . . . . . . .. . . . .   (123)        2
                                                             ------  --------
Total revenues. . . . . . . . . . . . . . . . . . . . . . .     68     2,484
                                                             ------  --------

   Loss and loss adjustment expenses . .. . . . . . . . . .    (19)    5,871
   Policy acquisition and general and administrative
   expenses.                                                    87    (3,623)
   Interest and amortization expense . . . . . . . . . .. .      -       236
                                                             ------  --------
Total expenses. . . . . . . . . . . . . . . . . . . . . . .     68     2,484
                                                             ------  --------

Earnings before income taxes. . . . . . . . . . . . . . . .      -         -

Income tax expense. . . . . . . . . . . . . . . . . . . . .      -         -
                                                             ------  --------

Net earnings from discontinued operations . . . . . . . . .  $   -   $     -
                                                             ======  ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS  AND  CERTAIN  RISKS

All statements, trend analyses, and other information contained in this report relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) the effect on customers, agents, employees and others due to the Company's receipt of a going concern opinion from its accountants; (ii) general economic conditions, including prevailing interest rate levels and stock market performance; (iii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; (iv) the factors described in this section and elsewhere in this report; and (v) adverse actions by insurance regulatory officials.

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

Pafco, Superior and Superior's subsidiaries, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American"), are engaged in the writing of insurance coverage for automobile physical damage and liability policies for nonstandard risks. Nonstandard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies that are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

SIGNIFICANT  LOSSES  HAVE  BEEN  REPORTED  AND  ARE  LIKELY  TO  CONTINUE

The Company has reported net losses on a quarterly basis since the third quarter of 1998. Net losses from continuing operations for the quarter ended March 31, 2002 totaled $(7,729,000) compared to losses of $(9,432,000) for the same period in 2001. The Company previously reported losses from continuing operations of $(30,736,000) for the year 2001, $(71,384,000) for 2000 and $(65,443,000) for
1999. Results from continuing operations before the effects of income taxes and minority interest were losses of $(15,930,000) and $(59,946,000) for 2001 and 2000, respectively. Losses from continuing operations decreased in 2001 from 2000 largely due to lower volume and corresponding actions taken to reduce operating expenses and the recognition in 2000 of approximately $33.5 million of goodwill impairment. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

RECENT AND FURTHER REGULATORY ACTIONS MAY ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATIONS

The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory action by several regulators (see Note 3, "Regulatory Affairs" in the Condensed Notes to the Consolidated Financial Statements). The primary purpose of insurance regulation is the protection of policyholders rather than shareholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategy or result in future regulatory actions or proceedings that could otherwise materially and adversely affect the Company's operations.

THE  COMPANY  IS  SUBJECT  TO  A  NUMBER  OF  PENDING  LEGAL  PROCEEDINGS

As discussed elsewhere in this report, the Company is involved in a number of pending legal proceedings (see Part II - Item 1, "Legal Proceedings"). Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the existence of these lawsuits diverts the time and attention of management and they are expensive to defend, whether or not the Company is ultimately successful.

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT

The Company has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest at 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's nonstandard automobile insurance management company. The Company elected to defer the semi-annual interest payments due in February and August 2000 and 2001 and the payment due in February 2002 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (if all payments due in 2002, 2003, and 2004 are deferred) of approximately $84 million will become due and payable in February 2005. Although there is no present default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to incur or guarantee debt, make payment to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment-grade, fixed-income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of the Company.

REVIEW  OF  CONSOLIDATED  OPERATIONS

NET  LOSS

The net loss for the three months ended March 31, 2002 totaled $(7,729,000) or $(.74) per share (basic and diluted). This is an improvement of $1,703,000 or $0.17 per share from the net loss for the same period in 2001. The decreased net loss is due primarily to lower premiums earned in 2002 and decreased policy acquisition and general and administrative expenses offset by higher losses. There was no loss on discontinued operations for the three months ended March 31, 2002 and 2001, respectively. Refer to Note 8. "Discontinued Operations" of the Condensed Notes to Consolidated Financial Statements for additional information.

GROSS  PREMIUMS  WRITTEN

Gross premiums written decreased 9.3% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The primary reasons for this decline in volume are the withdrawal from certain competitive markets and other underwriting initiatives intended to increase profitability.

NET  PREMIUMS  WRITTEN

Net premiums written represent the portion of premiums retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of losses in the Company's insurance subsidiaries and the corresponding growth in the Company's retained deficit and to manage overall risk retention, the Company entered into a reinsurance agreement to cede a portion of its gross written premiums to National Union Fire Insurance Company of Pittsburgh, PA, an unrelated third party. For the three months ended March 31, 2002, the Company ceded approximately 71.4% of its gross written premiums.

NET  PREMIUMS  EARNED

Net  premiums  earned  decreased 37.2% or $6,962,000 for the quarter ended March
31, 2002 as compared to the same period in 2001. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decreases in written premium and policies in force.

FEE  INCOME

Fee income is derived from installment billings and other services provided to policyholders. In the first quarter of 2002, fee income was 9.7% lower as compared to the same period in 2001. The reduction in fee income is attributable to the reduction in policies in force and the overall decline in written premium in the first quarter of 2002.

NET  INVESTMENT  INCOME

Net investment income decreased 22.2% for the three months ended March 31, 2002 as compared to the same period in 2001. This decrease is reflective of the decline in invested assets during a period of declining premiums and the liquidation of investments to pay prior year losses settled in 2002.

NET  REALIZED  CAPITAL  (LOSSES)

Net realized capital losses were $(748,000) for the first quarter of 2002 as compared to net realized capital losses of $(769,000) for the same period in 2001. Capital losses resulted primarily from the liquidation of longer duration fixed income securities in the first quarter of 2002 in order to rebalance the investment positions in the portfolio. These transactions resulted in higher cash proceeds that were reinvested in shorter duration investment instruments. Capital losses were also realized due to the continued liquidation of investments to fund operations and claim payments under unfavorable market conditions.

LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES

The loss and loss adjustment expense ratio for the Company for the three months ended March 31, 2002 was 107.7% of net premiums earned as compared to 94.8% for first quarter 2001 and to 91.5% for the entire year of 2001. During the first quarter of 2002, the Company experienced unfavorable development on its loss and loss adjustment expense reserves for accidents occurring in 2001 and prior which increased the loss and loss adjustment expense ratio for the quarter by 13.1 percentage points.

POLICY  ACQUISITION  AND  GENERAL  AND  ADMINISTRATIVE  EXPENSE

The Company reduced policy acquisition and general and administrative expenses for the first quarter of 2002 to $6,459,000 from $10,518,000 for the same period in 2001, a reduction of approximately 39%. This reduction is reflective of the decline in gross written premiums, an increase in ceding commissions associated with the quota share reinsurance contract, and overall operating expense reduction initiatives. As a percentage of gross premiums earned, the Company experienced a decrease in its operating expense ratio, net of fee income, from 40.5% for the first quarter of 2001 to 32.4% for 2002. This decrease in the expense ratio is the result of reduced operating expenses and an increase in ceding commissions earned under the quota share reinsurance contract.

INCOME  TAXES

At March 31, 2002, the Company's net deferred tax assets are fully offset by a 100% valuation allowance that resulted in no tax benefit in the first quarters of both 2002 and 2001.

REVIEW  OF  CONSOLIDATED  FINANCIAL  POSITION

CASH  AND  INVESTMENTS

Total cash and investments at March 31, 2002 and December 31, 2001 was $103.4 million and $110.4 million, respectively. The decline in invested assets resulted from continued liquidations to fund claim payments and operating expenses as well as the portfolio rebalancing mentioned above. Refer to "Net Realized Capital (Losses)" above for a discussion of other changes in cash and investment balances.

REINSURANCE  RECEIVABLES  AND  PAYABLES

The Company negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, the Company may cede a portion of its nonstandard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and up to 75% of Pafco's earned premiums. The Company's ceding percentage for the first quarter of 2002 totaled 71.4%. The decrease in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES

Receivables, exclusive of the allowance for doubtful accounts, have increased by approximately $4.4 million, or 9.5%, from December 31, 2001. This increase is primarily attributable to an increase in billable premiums due to higher written premiums in the first quarter of 2002 versus the fourth quarter of 2001. The allowance for doubtful accounts was reduced in the first quarter of 2002 by approximately $1.2 million, or 83.8%, for permanent write-offs.

LOSS  AND  LOSS  ADJUSTMENT  EXPENSE  RESERVES

Total loss and loss adjustment expense reserves decreased from $81,142,000 as of December 31, 2001 to $78,070,000 as of March 31, 2002, a reduction of approximately $3.1 million. This decrease is consistent with the Company's declining volume of business.

UNEARNED  PREMIUMS

At March 31, 2002, unearned premiums were $64,262,000, an increase of $5,046,000 from December 31, 2001. This is consistent with the increase in receivables discussed above.

DEFERRED  INCOME

In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2001, the Company received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over a three-year period.

SHAREHOLDERS'  (DEFICIT)

Shareholders' (deficit) has increased by $(8,280,000) from December 31, 2001. This increase is primarily the result of the net loss of $(7,729,000) for the three months ended March 31, 2002 coupled with an unrealized loss of $(551,000) on investments available for sale.


LIQUIDITY  AND  CAPITAL  RESOURCES

The primary source of funds available to the management and holding companies are fees from policyholders, management fees and dividends from its primary subsidiaries.

Superior Insurance Group, Inc. ("Superior Group") collects billing fees charged to policyholders who elect to make their premium payments in installments. Superior Group also receives management fees under its management agreement with its insurance subsidiaries. When the Florida Department of Insurance ("FDOI") approved the acquisition of Superior by Superior Group, it prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of acquisition (May 1, 1996) without the prior written approval of the FDOI, which restriction expired in April 2000. As a result of regulatory actions taken by the Indiana Department of Insurance ("IDOI") with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Pafco cannot pay extraordinary dividends, within the meaning of the Indiana Insurance Code, without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, Superior and IGF are subject to review by the IDOI and FDOI.

The nonstandard automobile insurance subsidiaries' primary source of funds is premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability in cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During the first quarter of 2002 and during 2001 and 2000, due to reduced premium volume, the Company has liquidated investments to pay claims. The Company historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will continue to cause the Company to shorten the duration of its investments. The
Company may incur additional costs in selling longer bonds to pay claims, as claim payments tend to lag premium receipts. Due to the decline in premium volume, the Company has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

The Company had $1.2 million available at March 31, 2002 under its $2.5 million revolving credit facility ("Facility") with Granite Reinsurance Company, Ltd., a related party. An additional $750,000 was drawn on the line in April 2002, leaving $450,000 available at May 15, 2002. The terms of the Facility call for monthly interest payments at the prime rate (as printed in the Wall Street Journal on the first business day of each month) plus 5.25% (the total rate was 10.0% at May 1, 2002) computed on an annual basis and not to exceed 18% per annum calculated on the average principal outstanding each month. All principal borrowed under the Facility is due on December 20, 2004.

On August 12, 1997, the Company issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. The Company may redeem the Preferred Securities in whole or in part after 10 years.

The Company may defer interest payments in accordance with the terms of the trust indenture for a period of up to five years. The unpaid interest installment amounts accrue interest at 9.5%. The Company deferred the semi-annual interest payments due in February and August 2000 and 2001 and February 2002 and may continue this deferral practice for all remaining payments due in 2002, 2003, and 2004.

The following table sets forth the minimum required obligations of the Company under the Preferred Securities for interest and principal payments for each of the next four years and thereafter assuming all semi-annual interest payments due in 2002, 2003, and 2004 are deferred (in thousands):


                    2002   2003   2004    2005    Thereafter    Total
                    -----  -----  -----  -------  -----------  --------
Interest payments.  $   -  $   -  $   -  $96,779  $   282,150  $378,929
Principal payments      -      -      -        -      135,000   135,000
                    -----  -----  -----  -------  -----------  --------
Total due. . . . .  $   -  $   -  $   -  $96,779  $   417,150  $513,929
                    =====  =====  =====  =======  ===========  ========




                                       13

The trust indenture contains certain restrictive covenants including those based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA). If the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Securities distributions) for the most recent four quarters, the following restrictions become effective:

- The Company may not incur additional indebtedness or guarantee additional indebtedness.
- The Company may not make certain restricted payments including making loans or advances to affiliates, repurchasing common stock or paying dividends in excess of a stated limitation.
- The Company may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These restrictions currently apply, as the Company's consolidated coverage ratio was (0.77) in 2002, and will continue to apply until the Company's consolidated coverage ratio complies with the terms of the trust indenture. The Company complied with these additional restrictions as of March 31, 2002. In March 2002, the Company discovered it did not comply with the covenant dealing with the percentage of investment in other than "Permitted Investments" as defined by the indenture. The indenture allows for no more than 15% of total invested assets to be in non-investment grade securities as defined above. At December 31, 2001, approximately 21% of the Company's investment portfolio was invested in equity securities and non-investment grade bonds. The Company rectified the situation as of March 29, 2002 through the sale of approximately $8 million of the non-investment grade securities, the proceeds of which were invested in Permitted Investments.

Net cash used by operating activities in the first quarter of 2002 aggregated $(6,729,000) compared to $(9,829,000) for the same period in 2001. The improvement is primarily due to the lower net loss in the first quarter of 2002 and lower premium volume.

The Company believes cash flows from premiums, investment income and billing fees are sufficient to meet obligations to policyholders and operating expenses for the foreseeable future. This is due primarily to the lag time between receipt of premiums and the payment of claims. Accordingly, while there can be no assurance as to the sufficiency of the Company's cash flow in future periods, the Company believes that its cash flow will be sufficient to meet all of the Company's operating expenses and operating debt service (not including the Preferred Securities) for the foreseeable future.

The Company experienced, beginning in the fourth quarter of 2001 and continuing in the first quarter of 2002, adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, the Company commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, the Company took the following actions in late March and in April 2002 to improve the financial position and operating results of the Company:

- Eliminated reinstatements in all markets, i.e., upon policy cancellation, the insured must obtain a new policy at prevailing rates and current underwriting guidelines;
- Terminated or placed on new business moratorium several hundred agents whose loss ratios were abnormally high when compared to the average for the remaining agents (these agents accounted for approximately 16% of the total gross written premium in 2001);
- Increased underwriting requirements in certain markets including: higher down payments, new policy fees, and shorter policy terms;
- Hired a consultant with significant auto claims experience to review processes and suggest modifications to the claims function.

As previously reported in the Company's December 31, 2001 Annual Report on Form 10-K, the Company expected the above actions to result in a decline of approximately 10 to 15% in gross written premiums from 2001 levels. Based on actual results through April 2002, the Company now expects a decline of from 20 to 25% in gross written premiums for calendar year 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. In April 2002, the Company eliminated approximately 60 full-time positions, primarily in its claims and underwriting departments. This represents approximately 17% of the Company's employees before the layoffs. In addition, the Company has undertaken other cost savings initiatives and process changes in order to reduce operating expenses.

Shareholders' equity reflected a deficit of $(152) million at March 31, 2002, which does not reflect the statutory surplus upon which the Company conducts its various insurance operations. The Company's insurance subsidiaries, not including IGF, after the effects of Codification, had statutory surplus of approximately $17.7 million at March 31, 2002.

Given the financial position and loss experience of the Company over the past several years as described above, the Company's accountants issued an opinion based on their audit of the December 31, 2001 Consolidated Financial Statements which includes an emphasis paragraph that raises the question of whether or not the Company can continue as a going concern. The Company's plans to improve financial results are described above.

ITEM  3.  QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Information related to Qualitative and Quantitative Disclosures about Market Risk was included under Item 1. Business in the December 31, 2001 Form 10-K. No material changes have occurred in market risk since this information was disclosed in the December 31, 2001 Form 10-K.

PART  II  -  OTHER  INFORMATION
ITEM  1.  LEGAL  PROCEEDINGS

As previously reported, IGF, which is a wholly owned subsidiary of the Company, had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. All of the policies of insurance which were issued in the AgPI Program were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29 million was paid through March 31, 2002 in settlement of legal proceedings and claims related to the AgPI Program. The Company has retained a reserve of approximately $3 million as a provision for expenses and settlement of ongoing litigation.

All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira
v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which IGF filed another demurrer, contending that plaintiffs failed to make the amendments required by the court's previous rulings. This latest demurrer is to be heard on May 24, 2002. Discovery is proceeding.

As previously reported in the Company's December 31, 2001 Form 10-K, MSI and IGF are arbitrating their dispute over responsibility for claims paid to MSI insureds. Also as previously reported, an action was filed against the Company, IGF, IGF Holdings, Inc. ("IGFH"), Granite Reinsurance Company, Ltd. ("Granite Re"), a wholly owned subsidiary of Goran, Goran and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana which alleges that the June 6, 2001 sale of IGF's assets to Acceptance and the payments by Acceptance to the Company, Goran and Granite Re violated Indiana law and are voidable. On April 18 and 19, 2002, the parties engaged in a mediation session and reached an agreement to settle the disputed claims in the arbitration proceeding and the federal court action. The settlement contemplates execution of a written agreement that is currently being drafted. Pending execution of the written agreement, the mediator has reported to the court that a settlement has been reached.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are Goran, three individuals who were or are officers or directors of the Company or of Goran, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999.
Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of
Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20(a) of the 1934 Act. The Company and the individual defendants filed a motion to dismiss the amended consolidated complaint for failure to state a claim and for failure to plead with particularity as required by Fed. R. Civ. P.9(b) and the Private Securities Litigation Reform Act of 1995. The accounting firms also filed motions to dismiss. On February 19, 2002, the court entered an order granting in part and denying in part defendants' motion to dismiss. On March 15, 2002, the Company and the individual defendants filed a motion for reconsideration of the court's ruling on the motion to dismiss, or alternatively to certify an order for appeal, which was denied on May 1, 2002. Discovery in the case is proceeding.

IGF is a defendant in a declaratory action entitled Kevin L. Stevens, Bank of America, Conservator of the Estate of Samuel Jay Ramsey and Gael Ramsey v. IGF Insurance Company originally filed on February 21, 2001 in the Circuit Court of Green County, Missouri. The action was subsequently removed to the Federal District Court for the Western District of Missouri. On October 11, 2001, the Missouri District Court granted declaratory judgment in favor of the Company's insured, Stevens, and held that IGF was responsible for payment of the premium attributable to a $15,000,000 appeal bond for Steven's appeal from a judgment against him in a related personal injury action. On April 23, 2002, the United States Court of Appeals for the Eighth Circuit vacated the judgment and held that Stevens need not post a bond to appeal the adverse judgment; therefore, IGF was not obligated to pay the bond premium.

Except as set forth above, there have been no other material developments in any of the pending legal proceedings previously reported by the Company in the December 31, 2001 Form 10-K.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             None

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             Exhibits
             None

             Reports  on  Form  8-K
             None



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2002.



                                                   By:  /s/  Douglas  H.  Symons
                                                   -----------------------------
                                                   Douglas  H.  Symons
                           President,  Chief  Executive  Officer  and  Secretary
                                                 (principal  executive  officer)


                                                   By:  /s/  Mark  A.  Paul
                                                   -----------------------------
                                                   Mark  A.  Paul
                     Vice  President,  Chief  Financial  Officer  and  Treasurer
                                (principal  financial  and  accounting  officer)