Form 10-Q
period 2002-06-30
SYMONS INTERNATIONAL GROUP INC
filed 2002-08-14
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                    FORM 10-Q

Mark  One
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
         OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13  OR  15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _________ to _________



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


As of July 31, 2002, there were 10,385,399 shares of Registrant's no par value common stock issued and outstanding.



                                 FORM 10-Q INDEX

                                                                                Page
                                                                              Number
PART  I    FINANCIAL  INFORMATION

Item  1    Financial  Statements

           Consolidated  Balance  Sheets  at  June  30,  2002
           (unaudited)  and  December  31,  2001                                    3

           Unaudited  Consolidated  Statements  of  Operations
           for  the  Three  Months  Ended
           June  30,  2002  and  2001                                               4

           Unaudited  Consolidated  Statements  of  Operations
           for  the  Six  Months  Ended
           June  30,  2002  and  2001                                               5

           Unaudited  Consolidated  Statements  of  Cash  Flows  for  the
           Six  Months  Ended  June  30,  2002  and  2001                           6

           Condensed  Notes  to  Unaudited  Consolidated  Financial
           Statements                                                               7

Item  2    Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations                                 15

Item  3    Quantitative  and  Qualitative  Disclosures  about  Market  Risk        21

PART  II   OTHER  INFORMATION                                                      21

Item  1    Legal  Proceedings                                                      21

Item  2    Changes  in  Securities  and  Use  of  Proceeds                         23

Item  3    Defaults  Upon  Senior  Securities                                      23

Item  4    Submission  of  Matters  to  a  Vote of Security Holders                23

Item  5    Other  Information                                                      23

Item  6    Exhibits  and  Reports  on  Form  8-K                                   23

SIGNATURES                                                                         24

CERTIFICATIONS                                                                     25



PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
SYMONS  INTERNATIONAL  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
(dollars  in  thousands)

                                                                        June 30,
                                                                         2002       December 31,
                                                                       (Unaudited)     2001
                                                                       -----------  ----------
ASSETS
Investments available for sale:
  Fixed maturities, at market . . . . . . . . . . . . . . . . . . . . .  $  75,230    $  77,896
  Equity securities, at market. . . . . . . . . . . . . . . . . . . . .      7,914       14,396
  Short-term investments, at amortized cost, which approximates market.      5,540       13,266
  Other invested assets .   . . . . . . . . . . . . . . . . . . . . . .        570        1,469
                                                                         ----------  ----------
Total investments . . . . .     . . . . . . . . . . . . . . . . . . . .     89,254      107,027
Cash and cash equivalents . . . . . .     . . . . . . . . . . . . . . .      3,547        3,385
Receivables, net of allowance of $176 and $1,526, respectively. . .         38,185       44,688
Reinsurance recoverable on paid and unpaid losses . . . . . . . . .   .     36,177       31,546
Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . . .         35,023       40,039
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . .          777          763
Property and equipment, net of accumulated depreciation . . . . . .          8,457        9,890
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . .          4,291        4,376
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,393        2,418
                                                                          ----------  ----------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 218,104   $ 244,132
                                                                          ==========  ==========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Liabilities:
  Loss and loss adjustment expense reserves . . . . . . . . . . . . . .  $  73,686    $  81,142
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . .     50,487       59,216
  Reinsurance payables. . . . . . . . . . . . . . . . . . . . . . . . .     58,950       58,226
  Distributions payable on preferred securities . . . . . . . . . . . .     41,022       33,203
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,875        3,625
  Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . .      1,380          596
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     16,904       17,136
                                                                         ----------  -- --------
Total Liabilities . .   . . . . . . . . . . . . . . . . . . . . . . . .    245,304      253,144
                                                                         ----------  -- --------
Minority interest:
  Company-obligated mandatorily redeemable preferred stock of trust
   subsidiary holding solely parent debentures . .  . . . . . . . . . .    135,000      135,000
                                                                         ----------  -- --------
Shareholders' (Deficit):
  Common stock, no par value, 100,000,000 shares authorized,
   10,385,399 shares issued and outstanding in both 2002 and 2001. . .      38,136       38,136
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .      5,851        5,851
  Unrealized loss on investments available for sale . . . . . . . . . .     (3,651)      (2,613)
  Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . . . .   (202,536)    (185,386)
                                                                         ----------  -- --------
Total Shareholders' (Deficit) . . . . . . . . . . . . . . . . . . . .     (162,200)    (144,012)
                                                                         ----------  -- --------
Total Liabilities and Shareholders' (Deficit) . . . . . . . . . . . .    $ 218,104    $ 244,132
                                                                         ==========   ==========

See  condensed  notes  to  consolidated  financial  statements.


SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(in  thousands,  except  per  share  data)

                                                                             Three Months Ended
                                                                                 June  30
                                                                            --------------------
                                                                              2002       2001
                                                                            ---------  ---------
Gross premiums written . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 21,499   $ 46,868
Less ceded premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,859)   (22,248)
                                                                            ---------  ---------
Net premiums written . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,640   $ 24,620
                                                                            =========  =========
Net premiums earned. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,876   $ 23,031
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,186      3,540
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       375          -
Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,375      1,574
Net realized capital (loss). . . . . . . . . . . . . . . . . . . . . . . .      (352)      (287)
                                                                            ---------  ---------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,460     27,858
                                                                            ---------  ---------
Expenses:
  Losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . .    11,558     20,280
  Policy acquisition and general and administrative expenses . . . . . . .     7,221     10,713
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .        75          -
  Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . .        43         42
                                                                            ---------  ---------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,897     31,035
                                                                            ---------  ---------
Loss from continuing operations before income taxes and minority interest.    (5,437)    (3,177)
                                                                            ---------  ---------
Total income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
                                                                            ---------  ---------
Loss from continuing operations before minority interest . . . . . . . . .    (5,437)    (3,177)
Minority interest:
  Distributions on preferred securities, net of tax of nil in both 2002 and
   2001                                                                        3,984      3,832
                                                                             ---------  -------
Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .    (9,421)    (7,009)
Discontinued operations:
  Loss from operations of discontinued segment, less applicable income
   taxes of nil in both 2002 and 2001.  . . . . . . . . . . . . . . . . . .        -     (2,156)
                                                                            ---------  ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (9,421)  $ (9,165)
                                                                            =========  =========
Weighted average shares outstanding - basic and fully diluted. . . . . . .    10,385     10,385
                                                                            =========  =========
Net loss from continuing operations per share - basic and fully diluted. .  $  (0.91)  $  (0.67)
                                                                            =========  =========
Net loss of discontinued operations per share-basic and fully diluted. . .  $      -   $  (0.21)
                                                                            =========  =========
Net loss per share - basic and fully diluted . . . . . . . . . . . . . . .  $  (0.91)  $  (0.88)
                                                                            =========  =========

See  condensed  notes  to  consolidated  financial  statements.


SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(in  thousands,  except  per  share  data)

                                                                              Six Months Ended
                                                                                   June  30
                                                                            --------------------
                                                                              2002       2001
                                                                            ---------  ---------
Gross premiums written . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 65,254   $ 95,090
Less ceded premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (46,832)   (53,641)
                                                                            ---------  ---------
Net premiums written . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 18,422   $ 41,449
                                                                            =========  =========
Net premiums earned. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 21,642   $ 41,759
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,829      6,466
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       750          -
Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,619      3,172
Net realized capital (loss). . . . . . . . . . . . . . . . . . . . . . . .    (1,100)    (1,056)
                                                                            ---------  ---------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,740     50,341
                                                                            ---------  ---------
Expenses:
  Losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . .    24,229     38,025
  Policy acquisition and general and administrative expenses . . . . . . .    13,680     21,231
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .        75          -
  Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . .        86         85
                                                                            ---------  ---------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38,070     59,341
                                                                            ---------  ---------
Loss from continuing operations before income taxes and minority interest.    (9,330)    (9,000)
                                                                            ---------  ---------
Total income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
                                                                            ---------  ---------
Loss from continuing operations before minority interest . . . . . . . . .    (9,330)    (9,000)
Minority interest:
  Distributions on preferred securities, net of tax of nil in both 2002 and
   2001                                                                        7,820      7,441
                                                                              ---------  -------
Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .   (17,150)   (16,441)
Discontinued operations:
  Loss from operations of discontinued segment, less applicable income
   taxes of nil in both 2002 and 2001  . . . . . . . . . . . . . . . . . .         -     (2,156)
                                                                            ---------  ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(17,150)  $(18,597)
                                                                            =========  =========
Weighted average shares outstanding - basic and fully diluted. . . . . . .    10,385     10,385
                                                                            =========  =========
Net loss from continuing operations per share - basic and fully diluted. .  $  (1.65)  $  (1.58)
                                                                            =========  =========
Net loss of discontinued operations per share-basic and fully diluted. . .  $      -   $  (0.21)
                                                                            =========  =========
Net loss per share - basic and fully diluted . . . . . . . . . . . . . . .  $  (1.65)  $  (1.79)
                                                                            =========  =========

See  condensed  notes  to  consolidated  financial  statements.


SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(in  thousands)

                                                                  Six Months Ended
                                                                      June  30
                                                                 -------------------
                                                                 2002       2001
                                                                 ---------  --------
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .    $(17,150)  $(18,597)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operations:
  Depreciation, amortization, impairment and other. . . . . .       1,846      2,274
  Net realized capital loss . . . . . . . . . . . . . . . . .       1,100      1,056
Net changes in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . . . .       6,503    (14,190)
  Reinsurance recoverable on losses, net. . . . . . . . . . .      (4,631)     5,011
  Prepaid reinsurance premiums. . . . . . . . . . . . . . . .       5,016    (11,430)
  Deferred policy acquisition costs . . . . . . . . . . . . .         (14)       259
  Loss and loss adjustment expense reserves . . . . . . . . .      (7,456)   (15,627)
  Unearned premiums . . . . . . . . . . . . . . . . . . . . .      (8,729)    11,120
  Reinsurance payables. . . . . . . . . . . . . . . . . . . .         724      5,027
  Distribution payable on preferred securities. . . . . . . .       7,819      7,440
  Other assets and liabilities. . . . . . . . . . . . . . . .        (207)     7,994
  Deferred income . . . . . . . . . . . . . . . . . . . . . .        (750)     4,375
  Net assets from discontinued operations . . . . . . . . . .      (3,483)     2,302
                                                                 ---------  ---------
Net cash (used in) operations . . . . . . . . . . . . . . . .     (19,412)   (12,986)
                                                                 ---------  ---------

Cash flows from investing activities, net of assets acquired:
  Net (purchase) sales of short-term investments. . . . . . . .     7,726       (990)
  Proceeds from sales, calls and maturities of fixed maturities    16,766     22,409
  Purchase of fixed maturities. . . . . . . . . . . . . . . . .   (13,922)    (7,961)
  Proceeds from sales of equity securities. . . . . . . . . . .     4,875      9,508
  Purchase of equity securities . . . . . . . . . . . . . . . .      (758)   (10,277)
  Proceeds from repayment of mortgage loans . . . . . . . . . .         -      1,870
  Purchase of property and equipment. . . . . . . . . . . . . .      (259)    (1,577)
  Proceeds from sales of other investments. . . . . . . . . . .       635          -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       244        (44)
  Net investing activities from discontinued operations . . . .     3,912       (263)
                                                                ---------  ---------
Net cash provided by investing activities . . . . . . . . .   .    19,219     12,675
                                                                ---------  ---------

Cash flows from financing activities, net of assets acquired:
  Loans from and (repayment to) related parties . . . . . . . .       784        653
  Net financing activities from discontinued operations . . . .      (429)      (655)
                                                                 ---------  ---------
Net cash provided by (used in) financing activities . . . . .         355         (2)
                                                                 ---------  ---------
Increase (decrease) in cash and cash equivalents. . . . . . .         162       (313)
Cash and cash equivalents, beginning of period. . . . . . . .       3,385      1,363
                                                                 ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . .    $  3,547   $  1,050
                                                                 =========  =========

See  condensed  notes  to  consolidated  financial  statements.

                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     For the Six Months Ended June 30, 2002

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

As previously announced, the Company sold its crop insurance operations to Acceptance Insurance Companies, Inc. ("Acceptance") on June 6, 2001. The crop insurance business was written through the Company's wholly owned subsidiary, IGF Insurance Company ("IGF"), which is in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations".

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

The Preferred Securities represent Company-obligated mandatorily redeemable securities of a trust subsidiary holding solely parent debentures and have a term of 30 years with semi-annual interest payments that commenced February 15, 1998. The Company may redeem the Preferred Securities in whole or in part after 10 years. The annual Preferred Security obligations of approximately $13 million must be funded from the Company's nonstandard automobile management company, which receives management and billing fees from its insurance subsidiaries. In the event the Company's insurance company subsidiaries continue to reduce premium volume, reduced management and billing fees will be payable to Superior Group, which would result in less funds from which to fund the obligations of the Preferred Securities. Under the terms of the indenture, the Company is permitted to defer semi-annual interest payments for up to five years. The Company elected to defer the interest payments due in February and August 2000 and 2001 and February 2002 and may continue this practice through January 2005. The Company plans to defer the interest payments due in August 2002.

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

These restrictions currently apply, as the Company's consolidated coverage ratio was (1.06) at June 30, 2002, and will continue to apply until the Company's consolidated coverage ratio complies with the terms of the trust indenture. The Company was in compliance with these additional restrictions as of June 30, 2002.


3.     REGULATORY  AFFAIRS

Two of the Company's insurance company subsidiaries, Pafco and IGF, are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). While neither Pafco nor IGF currently has surplus from which to pay dividends, statutory requirements place limitations on the amount of funds that can be remitted to the Company from Pafco and IGF. The Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the consent orders with the IDOI, described below, prohibit the payment of any dividends by Pafco and IGF. Another insurance company subsidiary, Superior and Superior's insurance company subsidiaries, Superior American and Superior Guaranty, are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). The Florida statute also contains limitations with regard to the payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income, whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

The Consent Order also requires IGF to provide the IDOI with monthly written updates and immediate notice of any material change regarding the status of litigation with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF to extend the provisions of the Consent Order.

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

Pafco's inability or failure to comply with any of the above conditions could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. Restrictions on premium writings result in lower premium volume. Management fees payable to Superior Group are based on gross written premium; therefore lower premium volume results in reduced management fees paid by Pafco to Superior Group.

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

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to the Company. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which the Company believes improperly characterized billing and policy fees paid by Superior to Superior Group. On September 28, 2001, Superior filed an appeal of the final order to the Florida District Court, which is pending. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida seeking court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion for stay with the District Court of Appeals, which was denied pending a ruling from the FDOI. On April 5, 2002 the FDOI granted a stay of the final order which is conditional upon the cessation of the payment of billing fees by Superior to Superior Group and the posting of a $15 million appeal bond. Superior did not agree to the conditions imposed by the FDOI's conditional stay. On May 6, 2002 Superior filed a motion with the district court seeking a stay of the final order pending Superior's appeal or, in the alternative, a consolidation of the FDOI's enforcement action with the pending appeal. On June 19, 2002, the district court entered an order which struck the FDOI's conditional requirement for the stay that Superior post a $15 million appeal bond. However, the order denied Superior's request to consolidate the appeal with the enforcement action.

In 1999, Superior ceased writing business in Illinois and agreed to obtain the approval of the Illinois Department of Insurance prior to writing any new business in Illinois. In July 2001, Superior agreed with the Department of Insurance in Texas to obtain its prior approval before writing any new business in that state.

On October 9, 2001, the State Corporation Commission of Virginia ("Virginia Commission") issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its Risk Based Capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance ("Bureau"). On June 19, 2002 the Virginia Commission entered an order which adopted the findings of the hearing examiner, continued the matter until such time as the Bureau requests further action and requires the continued monitoring of the financial condition of Superior by the Bureau. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% of the total gross written premiums of the Company in 2001.

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

4.     COMMITMENTS  AND  CONTINGENCIES

As previously reported, IGF had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. All of the policies of insurance issued in the AgPI Program were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29 million was paid through June 30, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which MSI filed a demurrer challenging the insurance contract allegations, as the issuer of the AgPI policies, contending that plaintiffs failed to make the amendments to show an insurable interest as required by the court's previous rulings. This demurrer was granted, without leave to amend, because the lack of an insurable interest rendered the contract an unenforceable wager agreement, as described in each of the various versions of the complaint. Plaintiffs have now moved for reconsideration of the dismissal of the insurance claims asking for another chance to allege an adequate insurable interest. This hearing is set for August 13, 2002. Discovery is proceeding.

As previously reported in the Company's March 31, 2002 Form 10-Q, MSI and IGF were arbitrating their dispute over responsibility for claims paid to MSI insureds. Also as previously reported, an action was filed against the Company, IGF, IGF Holdings, Inc. ("IGFH"), Granite Reinsurance Company, Ltd. ("Granite Re"), a wholly owned subsidiary of Goran, Goran and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana which alleged that the June 6, 2001 sale of IGF's assets to Acceptance and the payments by Acceptance to the Company, Goran and Granite Re violated Indiana law and were voidable. The parties have settled the arbitration and the Indiana action, and an order of dismissal was entered by the court on June 26, 2002.

As previously reported, the Company and two of its subsidiaries, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. The obligations of the Company, IGFH, IGF and CNA under the SAA are the subject of an action pending in United States District Court for the Southern District of Indiana, Indianapolis Division. Claims have also been asserted in the action against Goran, Granite Re, Pafco, Superior and certain members of the Symons family. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, the Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are Goran, three individuals who were or are officers or directors of the Company or of Goran, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20 (a) of the 1934 Act. Discovery in the case is proceeding. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, an action has been brought in Florida against Superior which purports to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, an action has been brought in Florida against Superior which purports to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from Superior. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, an action has been brought against Superior in Florida by a purported class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The plaintiff alleges that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. The Company believes the claim is without merit and intends to vigorously defend the charges brought against it. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, actions have been brought in Florida against Superior Guaranty purporting to be on behalf of a class of purchasers of insurance from Superior Guaranty allegedly charged service or finance charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

The Company is a 50% owner in a limited liability corporation ("LLC") established to provide business services to the Company and an unrelated third party. The fair market value of the LLC's operating assets approximated its outstanding debt at June 30, 2002.

The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company, in establishing its loss reserves, has considered these actions. There can be no assurance that the ultimate disposition of these lawsuits will not have an adverse material affect the Company's operations or financial position.

5.     LOSS  DEVELOPMENT  ON  PRIOR  ACCIDENT  YEARS

During the second quarter of 2002, the Company experienced unfavorable development on its year-end 2001 loss and loss adjustment expense ("LAE") reserves in the amount of $3.2 million. This was the result of unfavorable settlement of outstanding claims due primarily to abnormally high loss frequency. This increased the loss and LAE ratio for the second quarter of 2002 by 32.3 percentage points. The Company believes the high frequency of loss is due to increased motor vehicle traffic as policyholders opt to drive rather than fly to their destinations following the September 11, 2001 terrorist attacks.

6.     RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.


7.     LOSS  PER  SHARE

Basic and diluted net loss per share are computed by dividing net loss as reported by the average number of shares outstanding as follows:


                                               Three Months Ended
                                                    June 30
                                               ------------------
(in thousands)                                   2002      2001
                                               --------  -------
Basic:
  Weighted-average common shares outstanding.    10,385    10,385
                                                =======   =======

Diluted:
  Weighted-average common shares outstanding.    10,385    10,385
                                                =======   =======


The Company has 916,333 stock options outstanding as of June 30, 2002. Common stock equivalents are anti-dilutive; therefore, fully diluted loss per share is the same as basic loss per share.


8.     DISCONTINUED  OPERATIONS

In December 2000, the Company initiated the divestiture of its crop insurance segment. This business was predominantly written through IGF. The transaction was completed in June 2001 and transferred ownership of substantially all of the crop insurance assets of the Company and IGF, effective with the 2001 crop cycle, to Acceptance. Upon completion of the sale, the net assets of the discontinued operations were reduced to zero. IGF and its affiliates received approximately $27.4 million at closing and Acceptance assumed all of the crop insurance in-force policies for the 2001 crop year. For agreeing not to compete in the crop insurance industry for a period of three years from the date of sale, the Company received $4.5 million at closing that is being amortized to income on a straight-line basis over three years. An additional $9.0 million in reinsurance premium is payable by Acceptance to Granite Re under a multi-year reinsurance treaty whereby Granite Re has agreed to reinsure a portion of the crop insurance business of Acceptance and provide an indemnity on behalf of IGF. The results of the crop insurance segment have been reflected as "Discontinued Operations" in the accompanying unaudited consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations --- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

Summarized  results  of  operations for discontinued operations were as follows:

  STATEMENTS  OF  OPERATIONS:
  (in  thousands)
                                                          Three  Months  Ended
                                                                June  30
                                                            ----------------

                                                             2002     2001
                                                            -------  -------
Gross premiums written . . . . . . . . . . . . . . . . . .  $  192   $88,569
                                                            ======  ========
Net premiums written . . . . . . . . . . . . . . . . . . .  $   (2)  $(7,906)
                                                            ======  ========

  Net premiums earned. . . . . . . . . . . . . . . . . . .  $   (2) $(2,816)
  Net investment and fee income. . . . . . . . . . . . . .     294    1,251
  Net realized capital gain. . . . . . . . . . . . . . . .      44      629
                                                            ------   -------
Total revenues . . . . . . . . . . . . . . . . . . . . . .     336     (936)
                                                            ------   -------

  Loss and loss adjustment expenses. . . . . . . . . . . .    (175)     913
  Policy acquisition and general and administrative expenses   511    1,901
  Interest and amortization expense. . . . . . . . . . . . .    -    (1,594)
                                                            ------   -------
Total expenses . . . . . . . . . . . . . . . . . . . . . .     336    1,220
                                                            ------  --------

Earnings before income taxes . . . . . . . . . . . . . . .       -   (2,156)

Income tax expense . . . . . . . . . . . . . . . . . . . .       -        -
                                                            ------  -------

Net earnings from discontinued operations. . . . . . . . .  $    -  $(2,156)
                                                            ======  =======



  STATEMENTS  OF  OPERATIONS:
  (in  thousands)
                                                            Six  Months  Ended
                                                                June  30
                                                            ------------------
                                                              2002     2001
                                                             ------  --------
Gross premiums written. . . . . . . . . . . . . . . . . . .  $ 192   $182,959
                                                             ======  =========
Net premiums written. . . . . . . . . . . . . . . . . . . .  $   0   $    (18)
                                                             ======  =========

  Net premiums earned . . . . . . . . . . . . . . . . . . .  $   0   $    (18)
  Net investment and fee income . . . . . . . . . . . . . .    483        935
  Net realized capital gain (loss). . . . . . . . . . . . .    (79)       631
                                                             ------  ---------
Total revenues. . . . . . . . . . . . . . . . . . . . . . .    404      1,548
                                                             ------  ---------

  Loss and loss adjustment expenses . . . . . . . . . . . . . (193)     6,783
  Policy acquisition and general and administrative expenses.  597     (1,722)
  Interest and amortization expense . . . . . . . . . . . . .    -     (1,357)
                                                             ------  ---------
Total expenses. . . . . . . . . . . . . . . . . . . . . . .    404      3,704
                                                             ------  ---------

Earnings before income taxes. . . . . . . . . . . . . . . .      -     (2,156)

Income tax expense. . . . . . . . . . . . . . . . . . . . .      -          -
                                                             ------  ---------

Net earnings from discontinued operations . . . . . . . . .  $   -   $ (2,156)
                                                             ======  =========

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

As previously announced, the Company sold its crop insurance operations to Acceptance Insurance Companies Inc. ("Acceptance") on June 6, 2001. The crop insurance business was written through the Company's subsidiary, IGF Insurance Company ("IGF"), which is in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations".

SIGNIFICANT  LOSSES  HAVE  BEEN  REPORTED  AND  ARE  LIKELY  TO  CONTINUE

For the three months ended June 30, 2002, losses from continuing operations totaled $(9,421,000) compared to losses of $(7,009,000) in the same comparable period of 2001. For the six months ended June 30, 2002, losses from continuing operations were $(17,150,000) compared to losses of $(16,441,000) for the same period of 2001. The Company previously reported losses from continuing operations of $(30,736,000) for the year 2001, $(71,384,000) for 2000 and
$(65,443,000) for 1999. Results from continuing operations before the effects of income taxes and minority interest were losses of $(15,930,000) and $(59,946,000) for 2001 and 2000, respectively. Losses from continuing operations for the six months ended June 30, 2002 increased over the same period in 2001 primarily due to significant adverse development on year end 2001 loss and LAE reserves and on new business generated in the first quarter of 2002, primarily due to increased frequency of losses. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

RECENT AND FURTHER REGULATORY ACTIONS MAY ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATIONS

The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the Indiana Department of Insurance ("IDOI"), the Florida Department of Insurance ("FDOI") and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory action by several regulators (see Note 3, "Regulatory Affairs" in the Condensed Notes to the Consolidated Financial Statements). The primary purpose of insurance regulation is the protection of policyholders rather than shareholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategy or result in future regulatory actions or proceedings that could otherwise materially and adversely affect the Company's operations.

THE  COMPANY  IS  SUBJECT  TO  A  NUMBER  OF  PENDING  LEGAL  PROCEEDINGS

As discussed elsewhere in this report, the Company is involved in a number of pending legal proceedings (see Part II - Item 1, "Legal Proceedings"). Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the existence of these lawsuits diverts the time and attention of management and results in continued expense irrespective of the ultimate outcome.

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT

The Company has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest at 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's nonstandard automobile insurance management company. The Company elected to defer the semi-annual interest payments due in February and August 2000 and 2001 and the payment due in February 2002 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. The Company plans to defer the interest payments due in August 2002. All of the deferred interest (if all payments due in 2002, 2003, and 2004 are deferred) of approximately $84 million will become due and payable in February 2005. The indenture contains a number of covenants that may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to incur or guarantee debt, make payment to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment-grade, fixed-income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of the Company.

CASH FLOW CONSTRAINTS TO SUPERIOR GROUP MAY ADVERSELY AFFECT THE COMPANY'S ABILITY TO FUND OPERATIONS AND TO SERVICE THE OBLIGATIONS OF THE TRUST PREFERRED SECURITIES

Under the present structure, claims, agent commissions and premium taxes are paid directly by the insurance company subsidiaries. However, pursuant to the terms of the management agreement, Superior Group is responsible for all payroll, facilities, data processing, computer systems and other functions necessary for the operations of the Company and its subsidiaries. The insurance companies pay for such services through management fees that are calculated as a percentage of gross written premiums. Therefore, declines in written premiums result in reduced cash flow to Superior Group.

As discussed in "Business - Recent Developments" in the annual report on Form 10-K for 2001, the Company projected a material decrease in gross written premiums for 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. However, the decrease in written premiums for the three months ended June 30, 2002 was significantly higher than the Company had originally anticipated. Unless the Company is able to increase written premiums or reduce expenses to correspond with the reduced level of written premiums, cash flow will be inadequate to fund operations, including servicing of the Preferred Securities. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

There can be no assurance that current levels of reduced cash flows will not have a material adverse effect on the Company's financial position, results of operations and its ability to meet short and long-term obligations.

REVIEW  OF  CONSOLIDATED  OPERATIONS

NET  LOSS

The net loss for the three months ended June 30, 2002 totaled $(9,421,000) or $(.91) per share (basic and diluted). This is an increase of $(256,000) or $(0.03) per share from the net loss for the same period in 2001. The increased net loss is due primarily to the higher loss ratio of 117.0% in 2002 versus 88.1% for the comparable period in 2001. In addition, policy acquisition and general and administrative expenses were 73.1% and 46.5% of earned premiums in 2002 and 2001, respectively, due to the Company's inability to cut expenses quickly enough to match declining revenue. Results from discontinued operations were zero and $(2,156,000) for the three months ended June 30, 2002 and 2001, respectively. The net loss for the six months ended June 30, 2002 decreased by $1,447,000 or $0.14 per share from the net loss for the same period of 2001 due primarily to the loss from discontinued operations in 2001. Refer to Note 8
"Discontinued Operations" of the Condensed Notes to Consolidated Financial Statements for additional information.

GROSS  PREMIUMS  WRITTEN

Gross premiums written decreased 54.1% and 31.4% for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The primary reasons for this decline in volume are the withdrawal from certain competitive markets and more stringent underwriting initiatives intended to increase profitability. Refer to "Liquidity and Capital Resources" for additional volume related disclosure.

NET  PREMIUMS  WRITTEN

Net premiums written represent the portion of premiums retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of declines in surplus in the Company's insurance subsidiaries and to manage overall risk retention, in 2000 the Company entered into a reinsurance agreement to cede a portion of its gross written premiums to National Union Fire Insurance Company of Pittsburgh, PA, an unrelated third party. For the first half of 2002, the Company ceded 71.8% of its gross written premiums.

NET  PREMIUMS  EARNED

Net premiums earned decreased 57.1% and 48.2% for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decreases in written premium and policies in force.

FEE  INCOME

Fee income is derived from installment billings and other services provided to policyholders. Fee income decreased 38.2% and 25.3% for the three and six months ended June 30, 2002, respectively as compared to the same periods in 2001. The reduction in fee income is attributable to the reduction in policies in force and the overall decline in written premium in the second quarter of 2002.

NET  INVESTMENT  INCOME

Net investment income decreased 12.6% and 17.4% for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. This decrease is reflective of the decline in invested assets during a period of declining premiums and the liquidation of investments to pay prior year losses settled in 2002.


NET  REALIZED  CAPITAL  (LOSSES)

Net realized capital losses were $(352,000) and $(1,100,000) for the second quarter and first half of 2002, respectively, as compared to net realized capital losses of $(287,000) and $(1,056,000) in the comparable periods of 2001. Capital losses resulted primarily from the continued liquidation of investments to fund operations and claim payments under unfavorable market conditions.

LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES

The loss and loss adjustment expense ("LAE") ratio for the Company for the three and six months ended June 30, 2002, was 117.0% and 112.0%, respectively, of net premiums earned as compared to 107.7% for first quarter 2002 and to 91.5% for the entire year of 2001. During the second quarter of 2002 the Company experienced unfavorable development on its loss and LAE reserves for accidents occurring in 2001 and prior, primarily due to increased frequency of losses. This raised the loss and LAE for the quarter by 32.3 percentage points.

POLICY  ACQUISITION  AND  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Policy acquisition and general and administrative expenses for the three and six months ended June 30, 2002 declined to $7,221,000 and 13,680,000, respectively, from $10,713,000 and 21,231,000 in the comparable periods of 2001, a reduction for the second quarter and first half of 2002 of 32.6% and 35.6%, respectively. This reduction is reflective of the decline in gross written premiums and overall operating expense reduction initiatives. As a percentage of gross premiums earned, the Company experienced an increase in its operating expense ratio, net of fee income, from 31.1% for the second quarter of 2001 to 51.0% for 2002. This increase in the expense ratio is the result of lower net earned premium as compared to second quarter 2001.

INCOME  TAXES

At June 30, 2002, the Company's net deferred tax assets are fully offset by a 100% valuation allowance that resulted in no tax benefit in the second quarters of both 2002 and 2001.

REVIEW  OF  CONSOLIDATED  FINANCIAL  POSITION

CASH  AND  INVESTMENTS

Total cash and investments at June 30, 2002 and December 31, 2001 was $92.8 million and $110.4 million, respectively. The decline in invested assets resulted from continued liquidations to fund claim payments and operating expenses in a period of declining premium volume.

REINSURANCE  RECEIVABLES  AND  PAYABLES

The Company negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, the Company may cede a portion of its nonstandard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and Pafco's earned premiums. The Company's ceding percentage for the second quarter of 2002 totaled 71.8%. The decrease in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES

Receivables, exclusive of the allowance for doubtful accounts, have decreased by approximately $6.5 million, or 14.6%, from December 31, 2001. This decrease is primarily attributable to a reduction in billable premiums due to lower written premiums in the first and second quarters of 2002 compared to the fourth quarter of 2001. The allowance for doubtful accounts was reduced in 2002 by approximately $1.4 million, or 88.5%, from December 31, 2001, primarily due to the final reconciliation of receivables previously maintained on a legacy policy administration system that is no longer in service.

LOSS  AND  LOSS  ADJUSTMENT  EXPENSE  RESERVES

Total loss and loss adjustment expense reserves decreased from $81,142,000 as of December 31, 2001 to $73,686,000 as of June 30, 2002, a reduction of approximately $7.5 million. This decrease is consistent with the Company's declining volume of business.

UNEARNED  PREMIUMS

At June 30, 2002, unearned premiums were $50,487,000, a decrease of $8,729,000 from December 31, 2001. This is consistent with the decrease in receivables discussed above.

DEFERRED  INCOME

In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2001, the Company received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over a three-year period.

PAYABLE  TO  AFFILIATES

At June 30, 2002, the Company owed a total of $1,380,000 to Goran Capital Inc. ("Goran") and its affiliates. This balance is comprised primarily of the $2,500,000 line of credit owing to Granite Reinsurance Company Ltd. offset by a $700,000 receivable from Goran's subsidiary, Granite Insurance Company, and held by IGF. The remaining balance is attributable to other receivables for expenses paid by the Company on behalf of Goran or its subsidiaries. The net increase of $784,000 from December 31, 2001 is due primarily to an additional $1,200,000 draw on the line of credit in the first six months of 2002, offset by the receivable for expenses discussed above.

SHAREHOLDERS'  (DEFICIT)

Shareholders' (deficit) has increased by $(18,188,000) from December 31, 2001. This increase is primarily the result of the net loss of $(17,150,000) for the six months ended June 30, 2002 along with the increase of $(1,038,000) in unrealized losses on investments available for sale.


LIQUIDITY  AND  CAPITAL  RESOURCES

The primary source of funds available to the management and holding companies are fees from policyholders, management fees and dividends from its insurance company subsidiaries.

Superior Insurance Group, Inc. ("Superior Group") collects billing fees charged to policyholders who elect to make their premium payments in installments. Superior Group also receives management fees under its management agreement with its insurance subsidiaries. When the FDOI approved the acquisition of Superior by Superior Group, it prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of acquisition (May 1, 1996) without the prior written approval of the FDOI, which restriction expired in April 2000. As a result of regulatory actions taken by the IDOI with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Pafco cannot pay extraordinary dividends, within the meaning of the Indiana Insurance Code, without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, Superior and IGF are subject to review by the IDOI and FDOI.

The nonstandard automobile insurance subsidiaries' primary source of funds is premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability in cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During the second quarter of 2002 and during 2001 and 2000, due to reduced premium volume, the Company has liquidated investments to pay claims. The Company historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will continue to cause the Company to shorten the duration of its investments. The
Company may incur additional costs in selling longer bonds to pay claims, as claim payments tend to lag premium receipts. Due to the decline in premium volume, the Company has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

As of June 30, 2002, the Company has drawn all funds available under its $2.5 million revolving credit facility ("Facility") with Granite Reinsurance Company, Ltd., a related party. The terms of the Facility call for monthly interest payments at the prime rate (as printed in the Wall Street Journal on the first business day of each month) plus 5.25% (the total rate was 10.0% at August 1,
2002) computed on an annual basis and not to exceed 18% per annum calculated on the average principal outstanding each month. All principal borrowed under the Facility is due on December 20, 2004.

On August 12, 1997, the Company issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. The Company may redeem the Preferred Securities in whole or in part after 10 years. The Company may defer interest payments in accordance with the terms of the trust indenture for a period of up to five years. The unpaid interest installment amounts accrue interest at 9.5%. The Company deferred the semi-annual interest payments due in February and August 2000 and 2001 and February 2002 and may continue this deferral practice for all remaining payments due in 2002, 2003, and 2004. The Company intends to defer the interest payments due in August 2002.

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

These restrictions currently apply, as the Company's consolidated coverage ratio was (1.06) at June 30, 2002, and will continue to apply until the Company's consolidated coverage ratio complies with the terms of the trust indenture. The Company was in compliance with these additional restrictions as of June 30, 2002.

Beginning in the fourth quarter of 2001 and continuing in the second quarter of 2002, the Company experienced adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, the Company commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, the Company took the following actions in late March and in April 2002 to improve the financial position and operating results of the Company:

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

As previously reported in the Company's December 31, 2001 Annual Report on Form 10-K, the Company expected the above actions to result in a decline of approximately 10 to 15% in gross written premiums from 2001 levels. Based on actual results through June 2002, the Company now expects a decline of 30% to 35% in gross written premiums for calendar year 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. In April 2002, the Company eliminated approximately 60 full-time positions, primarily in its claims and underwriting departments, representing approximately 17% of the Company's employees before the layoffs. In addition, the Company has undertaken other cost savings initiatives and process changes in order to reduce operating expenses.

Net cash used by operating activities in the first half of 2002 aggregated $(19,412,000) compared to $(12,986,000) for the same period in 2001. The increase is primarily due to the lower premium volume in the first half of 2002 and the receipt in 2001 of $4.5 million for the non-compete agreement with Acceptance. See Note 8 "Discontinued Operations" in the Condensed Notes to the Financial Statements.

The present projected level of cash flow from premium volume, investment income and billing fees will be insufficient to fund operating expenses at their present levels through the end of 2002. The Company is considering alternative sources of working capital which may be available in order to fund operations. Among the alternate sources pursued by the Company are capital contributions and loans from the Company's parent, Goran Capital Inc. In addition, the Company may continue to reduce operating expenses to match cash inflows and may increase premium volume in the third or fourth quarters in certain states assuming the new business is written to generate an underwriting profit. In the event the Company's insurance company subsidiaries continue to reduce premium volume, the result will be continued reductions in management and billing fees paid to Superior Group which will reduce cash flow and sources of funds available to fund operating expenses and other obligations, including the Preferred Securities.

Shareholders' equity reflected a deficit of $(162) million at June 30, 2002, which does not reflect the statutory surplus upon which the Company conducts its various insurance operations. The Company's insurance subsidiaries, not including IGF, after the effects of Codification, had statutory surplus of approximately $13.2 million at June 30, 2002.

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

Approximately $29 million was paid through March 31, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which MSI filed a demurrer challenging the insurance contract allegations, as the issuer of the AgPI policies, contending that plaintiffs failed to make the amendments to show an insurable interest as required by the court's previous rulings. This demurrer was granted, without leave to amend, because the lack of an insurable interest rendered the contract an unenforceable wager agreement, as described in each of the various versions of the complaint. Plaintiffs have now moved for reconsideration of the dismissal of the insurance claims asking for another chance to allege an adequate insurable interest. This hearing is set for August 13, 2002. Discovery is proceeding.

As previously reported in the Company's March 31, 2002 Form 10-Q, MSI and IGF were arbitrating their dispute over responsibility for claims paid to MSI insureds. Also as previously reported, an action was filed against the Company, IGF, IGF Holdings, Inc. ("IGFH"), Granite Reinsurance Company, Ltd. ("Granite Re"), a wholly owned subsidiary of Goran, Goran and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana which alleged that the June 6, 2001 sale of IGF's assets to Acceptance and the payments by Acceptance to the Company, Goran and Granite Re violated Indiana law and were voidable. The parties have settled the arbitration and the Indiana action, and an order of dismissal was entered by the court on June 26, 2002.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are Goran, three individuals who were or are officers or directors of the Company or of Goran, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999.
Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of
Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20 (a) of the 1934 Act. Discovery in the case is proceeding.

The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company, in establishing its loss reserves, has considered these actions. There can be no assurance that the ultimate disposition of these lawsuits will not have an adverse material affect the Company's operations or financial position.

Except as set forth above, there have been no other material developments in any of the pending legal proceedings previously reported by the Company in the March 31, 2002 Form 10-Q.


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             The Company held its annual meeting of shareholders on May 30, 2002. The following is a summary of the matters voted on at the meeting:

            (a) The three nominees for director were elected to serve three-year terms ending in 2005, as follows:

                     Nominee              For        Against   Withhold Vote
                   -------------       --------    --------    -------------
                   G.  Gordon  Symons   4,445,566      None       237,284
                   Larry  S.  Wechter   4,628,766      None        54,084
                   Terry  W.  Anker     4,628,766      None        54,084

                   The terms of the following directors continued after the meeting: G. Gordon Symons, Alan G. Symons and Douglas H. Symons.

            (b) The appointment of BDO Seidman, LLP as the Company's independent auditors was ratified by the following shareholder vote:

                   For:      4,467,313
                   Against:    208,137
                   Abstain:      7,400

ITEM  5.     OTHER  INFORMATION
             On August 12, 2002, Larry S. Wechter resigned as a director of the Company. There were no material disagreements between Mr. Wechter and Symons International Group, Inc. on any matter relating to the Company's operations, policies or practices.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             Exhibits
             --------
             None

             Reports  on  Form  8-K
             ----------------------
On  June 10, 2002 the Company filed a Form 8-K announcing the retirement of Alan
G. Symons, the Company's Vice Chairman of the Board, effective May 31, 2002, and the end of Gene S. Yerant's employment with the Company effective May 20, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2002.



                            By:  /s/  Douglas  H.  Symons
                            ----------------------------
                            Douglas  H.  Symons
                            President,  Chief  Executive  Officer  and Secretary
                           (principal  executive  officer)


                            By:  /s/  Mark  A.  Paul
                            ----------------------------
                            Mark  A.  Paul
                            Vice  President  and  Chief  Financial  Officer
                           (principal  financial  and  accounting  officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Symons International Group, Inc. (the "Company") on Form 10-Q for the three month period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods indicated.





Dated: August 13, 2002      By:  /s/  Douglas  H.  Symons
                            -----------------------------
                            Douglas  H.  Symons
                            President,  Chief  Executive  Officer and  Secretary
                           (principal  executive  officer)


Dated: August 13, 2002      By:  /s/  Mark  A.  Paul
                            ----------------------------
                            Mark  A.  Paul
                            Vice  President  and  Chief  Financial  Officer
                           (principal  financial  and  accounting  officer)