Form 10-Q
period 2002-09-30
SYMONS INTERNATIONAL GROUP INC
filed 2002-11-14
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                    FORM 10-Q

Mark  One
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


As of October 31, 2002, there were 10,385,399 shares of Registrant's no par value common stock issued and outstanding.

                                         FORM 10-Q INDEX

                                                                             Page
                                                                             Number
PART I      FINANCIAL INFORMATION
Item 1. . . Financial Statements

            Consolidated Balance Sheets at September 30, 2002
            (unaudited) and December 31, 2001                                     3

            Unaudited Consolidated Statements of Operations
            for the Three Months Ended
            September 30, 2002 and 2001                                           4

            Unaudited Consolidated Statements of Operations
            for the Nine Months Ended
            September 30, 2002 and 2001                                           5

            Unaudited Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2002 and 2001                         6

            Condensed Notes to Unaudited Consolidated Financial
            Statements. . .                                                       7

Item 2. . . Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                  15

Item 3. . . Quantitative and Qualitative Disclosures about Market Risk           22

Item 4     Controls  and  Procedures                                             22

PART II . . OTHER INFORMATION                                                    22

Item 1. . . Legal Proceedings                                                    22

Item 2. . . Changes in Securities and Use of Proceeds                            23

Item 3. . . Defaults Upon Senior Securities                                      23

Item 4. . . Submission of Matters to a Vote of Security Holders                  23

Item 5. . . Other Information                                                    23

Item 6. . . Exhibits and Reports on Form 8-K                                     23

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .                        25

ERTIFICATIONS . . . . . . . . .                                                  26



PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
SYMONS  INTERNATIONAL  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
(dollars  in  thousands)
                                                                   September 30,
                                                                       2002       December 31,
                                                                    (Unaudited)    2001
                                                                    ----------    ----------
ASSETS
Investments available for sale:
  Fixed maturities, at market . . . . . . . . . . . . . . . . . . . . .$  66,147   $  77,896
  Equity securities, at market. . . . . . . . . . . . . . . . . . . . .    5,671      14,396
  Short-term investments, at amortized cost, which approximates market.    7,420      13,266
  Other invested assets . . . . . . . . . . . . . . . . . . . . . . . .      573       1,469
                                                                       ----------  ----------
Total investments . . . . . . . . . . . . . . . . . . . . . . . . .       79,811     107,027
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .          764       3,385
Receivables, net of allowance of $240 and $1,526, respectively. . .       26,786      44,688
Reinsurance recoverable on paid and unpaid losses . . . . . . . . . .     28,621      31,546
Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . . .       26,675      40,039
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . .          -         763
Property and equipment, net of accumulated depreciation . . . . . .        7,646       9,890
Preferred securities issuance costs, net of amortization. . . . . .        4,248       4,376
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,934       2,418
                                                                       ----------  ----------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 179,485   $ 244,132
                                                                       ==========  ==========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Liabilities:
  Loss and loss adjustment expense reserves . . . . . . . . . . . . .  $  65,634   $  81,142
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . .     37,992      59,216
  Reinsurance payables. . . . . . . . . . . . . . . . . . . . . . . .     42,394      58,226
  Distributions payable on preferred securities . . . . . . . . . . .     45,100      33,203
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . .      2,500       3,625
  Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . .      1,370         596
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .     17,282      17,136
                                                                       ----------  ----------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    212,272     253,144
                                                                       ----------  ----------
Minority interest:
  Company-obligated mandatorily redeemable preferred stock of trust
   Subsidiary holding solely parent debentures .. . . . . . . . . . .    135,000     135,000
                                                                       ----------  ----------
Shareholders' (Deficit):
  Common stock, no par value, 100,000,000 shares authorized,
   10,385,399 shares issued and outstanding in both 2002 and 2001.. .     38,136      38,136
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .      5,851       5,851
  Unrealized loss on investments available for sale . . . . . . . . .     (4,654)     (2,613)
  Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . . .   (207,120)   (185,386)
                                                                       ----------  ----------
Total Shareholders' (Deficit) . . . . . . . . . . . . . . . . . . . .   (167,787)   (144,012)
                                                                       ----------  ----------
Total Liabilities and Shareholders' (Deficit) . . . . . . . . . . . .  $ 179,485   $ 244,132
                                                                       ==========  ==========

See  condensed  notes  to  consolidated  financial  statements.



SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(in  thousands,  except  per  share  data)

                                                                             Three Months Ended
                                                                               September  30
                                                                             ------------------
                                                                             2002       2001
                                                                           ---------  ---------
Gross premiums written. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 17,449   $ 27,268
Less ceded premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .   (13,280)   (12,664)
                                                                           ---------  ---------
Net premiums written. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,169   $ 14,604
                                                                           =========  =========
Net premiums earned . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,721   $ 22,839
Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,237      3,799
Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       375          -
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . .     1,014      1,443
Net realized capital gain . . . . . . . . . . . . . . . . . . . . . . . .       611        793
                                                                           ---------  ---------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,958     28,874
                                                                           ---------  ---------
Expenses:
  Losses and loss adjustment expenses . . . . . . . . . . . . . . . . . .     8,431     19,072
  Policy acquisition and general and administrative expenses. . .   . . .     3,929     13,038
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .        63          -
  Amortization of preferred securities issuance cost. . . . . . . . . . .        42         43
                                                                           ---------  ---------
Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,465     32,153
                                                                           ---------  ---------
Loss from continuing operations before income taxes and minority interest      (507)    (3,279)
                                                                           ---------  ---------
Total income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
                                                                           ---------  ---------
Loss from continuing operations before minority interest. . . . . . . . .      (507)    (3,279)
Minority interest:
  Distributions on preferred securities, net of tax of nil in both 2002 and
   2001                                                                       4,077      3,545
                                                                            ---------  --------
  Loss from continuing operations . . . . . . . . . . . . . . . . . . . .    (4,584)    (6,824)
Discontinued operations:
Loss from operations of discontinued segment, less applicable income
   Taxes of nil in both 2002 and 2001 . . . . . . . . . . . . . . . . . .         -
                                                                           ---------  --------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (4,584)  $ (6,824)
                                                                           =========  ========
Weighted average shares outstanding - basic and fully diluted . . . . . .    10,385     10,385
                                                                           =========  ========
Net loss from continuing operations per share - basic and fully diluted .  $  (0.44)  $  (0.66)
                                                                           =========  ========
Net loss of discontinued operations per share-basic and fully diluted . .  $      -   $      -
                                                                           =========  ========
Net loss per share - basic and fully diluted. . . . . . . . . . . . . . .  $  (0.44)  $  (0.66)
                                                                           =========  ========

See  condensed  notes  to  consolidated  financial  statements.



SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(in  thousands,  except  per  share  data)

                                                                               Nine Months Ended
                                                                                September  30
                                                                               -----------------
                                                                              2002       2001
                                                                            ---------  ---------
Gross premiums written . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 82,703   $122,358
Less ceded premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (60,112)   (66,305)
                                                                            ---------  -------
Net premiums written . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 22,591   $ 56,053
                                                                            =========  ========
Net premiums earned. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 29,363   $ 64,598
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,066     10,265
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,125          -
Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,633      4,615
Net realized capital (loss). . . . . . . . . . . . . . . . . . . . . . . .      (489)      (263)
                                                                            ---------  ---------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40,698     79,215
                                                                            ---------  ---------
Expenses:
  Losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . .    32,660     57,097
  Policy acquisition and general and administrative expenses . . . . . .      17,609     34,269
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .       138          -
  Amortization of preferred securities issuance costs. . . . . . . . . . .       128        128
                                                                            ---------  ---------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50,535     91,494
                                                                            ---------  ---------
Loss from continuing operations before income taxes and minority interest.    (9,837)   (12,279)
                                                                            ---------  ---------
Total income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
                                                                            ---------  ---------
Loss from continuing operations before minority interest . . . . . . . . .    (9,837)   (12,279)
Minority interest:
  Distributions on preferred securities, net of tax of nil in both 2002 and
   2001                                                                       11,897     10,986
                                                                            ---------  ---------
Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .   (21,734)   (23,265)
Discontinued operations:
  Loss from operations of discontinued segment, less applicable income
  taxes of nil in both 2002 and 2001 . . . . . . . . . . . . . . . . . . .         -     (2,156)
                                                                            ---------  ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(21,734)  $(25,421)
                                                                            =========  =========
Weighted average shares outstanding - basic and fully diluted. . . . . . .    10,385     10,385
                                                                            =========  =========
Net loss from continuing operations per share - basic and fully diluted. .  $  (2.09)  $  (2.24)
                                                                            =========  =========
Net loss of discontinued operations per share-basic and fully diluted. . .  $      -   $  (0.21)
                                                                            =========  =========
Net loss per share - basic and fully diluted . . . . . . . . . . . . . . .  $  (2.09)  $  (2.45)
                                                                            =========  =========

See  condensed  notes  to  consolidated  financial  statements.



SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(in  thousands)

                                                                  Nine Months Ended
                                                                    September  30
                                                                  -----------------
                                                                 2002       2001
                                                               ---------  ---------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $(21,734)  $(25,421)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operations:
   Depreciation, amortization, impairment and other. . . . . .     2,755      1,987
   Net realized capital loss . . . . . . . . . . . . . . . . .       489        263
 Net changes in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . . . .    17,903      3,482
  Reinsurance recoverable on losses, net. . . . . . . . . . .     2,925     22,290
  Prepaid reinsurance premiums. . . . . . . . . . . . . . . .    13,364     (4,014)
  Deferred policy acquisition costs . . . . . . . . . . . . .       763      2,918
  Loss and loss adjustment expense reserves . . . . . . . . .   (15,508)   (21,682)
  Unearned premiums . . . . . . . . . . . . . . . . . . . . .   (21,224)    (1,884)
  Reinsurance payables. . . . . . . . . . . . . . . . . . . .   (15,832)   (18,991)
  Distribution payable on preferred securities. . . . . . . .    11,897     10,985
  Other assets and liabilities. . . . . . . . . . . . . . . .    (2,371)     4,299
  Deferred income . . . . . . . . . . . . . . . . . . . . . .    (1,125)     4,000
  Net assets from discontinued operations . . . . . . . . . .    (5,633)     2,277
                                                               ---------  ---------
Net cash (used in) operations . . . . . . . . . . . . . . . .   (33,331)   (19,491)
                                                               ---------  ---------

Cash flows from investing activities, net of assets acquired:
  Net proceeds from sales of short-term investments . . . . . .   5,846      2,273
  Proceeds from sales, calls and maturities of fixed maturities  40,413     54,594
  Purchase of fixed maturities. . . . . . . . . . . . . . . .   (27,364)   (12,339)
  Proceeds from sales of equity securities. . . . . . . . . .     5,650      9,842
  Purchase of equity securities . . . . . . . . . . . . . . .      (831)   (10,486)
  Proceeds from repayment of mortgage loans . . . . . . . . .         -      1,870
  Purchase of property and equipment. . . . . . . . . . . . .      (281)    (1,216)
  Proceeds from sales of other investments. . . . . . . . . .       870          -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         -       (104)
  Net investing activities from discontinued operations . . .     5,081     (1,322)
                                                               ---------  ---------
Net cash provided by investing activities . . . . . . . . . .    29,384     43,112
                                                               ---------  ---------

Cash flows from financing activities, net of assets acquired:
  Loans from and (repayment to) related parties . . . . . . .       774        187
  Net financing activities from discontinued operations . . .       552        429
                                                               ---------  ---------
Net cash provided by financing activities . . . . . . . . . .     1,326        616
                                                               ---------  ---------
Increase (decrease) in cash and cash equivalents. . . . . . .    (2,621)    24,237
Cash and cash equivalents, beginning of period. . . . . . . .     3,385      1,363
                                                               ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . .  $    764   $ 25,600
                                                               =========  =========

See  condensed  notes  to  consolidated  financial  statements.



                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  For the Nine Months Ended September 30, 2002

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

The parent company of Pafco and Superior is Superior Insurance Group, Inc. ("Superior Group"). Pafco, Superior and Superior's subsidiaries, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American"), are engaged in the writing of insurance coverage for automobile physical damage and liability policies for nonstandard risks. Nonstandard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, occupation or type of vehicle. The Company offers several different policies that are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

The Preferred Securities represent Company-obligated mandatorily redeemable securities of a trust subsidiary holding solely parent debentures and have a term of 30 years with semi-annual interest payments that commenced February 15, 1998. The Company may redeem the Preferred Securities in whole or in part after 10 years. The annual Preferred Security obligations of approximately $13 million must be funded from the Company's nonstandard automobile management company, which receives management and billing fees from Pafco and IGF and management fees from Superior. In the event the Company's insurance company subsidiaries continue to reduce premium volume, reduced management and billing fees will be payable to Superior Group, which would result in less funds from which to fund the obligations of the Preferred Securities. Under the terms of the indenture, the Company is permitted to defer semi-annual interest payments for up to five years. The Company elected to defer the interest payments due in February and August 2000, 2001, and 2002 and may continue this practice through January 2005. The Company plans to defer the interest payments due in February 2003.

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

These restrictions currently apply, as the Company's consolidated coverage ratio was (0.70) at September 30, 2002, and will continue to apply until the Company's consolidated coverage ratio complies with the terms of the trust indenture. The Company was in compliance with these additional restrictions as of September 30, 2002.

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

The Consent Order also requires IGF to provide the IDOI with monthly written updates and immediate notice of any material change regarding the status of litigation with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF or to extend the provisions of the Consent Order.

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

Superior and Pafco provide monthly financial information to the departments of insurance in certain states in which they write business at the states request.


On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to the Company. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which the Company believes improperly characterized billing and policy fees paid by Superior to Superior Group. On September 28, 2001, Superior filed an appeal of the final order to the Florida District Court of Appeal. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida seeking court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion for stay with the District Court of Appeal, which was denied pending a ruling from the FDOI. On April 5, 2002 the FDOI granted a stay of the final order that was conditional upon the cessation of the payment of billing fees by Superior to Superior Group and the posting of a $15 million appeal bond. Superior did not agree to the conditions imposed by the FDOI's conditional stay. On May 6, 2002 Superior filed a motion with the District Court of Appeal seeking a stay of the final order pending Superior's appeal or, in the alternative, a consolidation of the FDOI's enforcement action with the pending appeal. On June 19, 2002, the District Court of Appeal entered an order which struck the FDOI's conditional requirement for the stay that Superior post a $15 million appeal bond. However, the order denied Superior's request to consolidate the appeal with the enforcement action. On September 26, 2002, the District Court of Appeal affirmed the final order of the FDOI. On October 31, 2002 the Circuit Court entered a final order which granted the FDOI's petition for enforcement of the FDOI's final order and which requires Superior comply with the FDOI final order. In accordance with such order, Superior ceased payment of finance and service fees as of October 1, 2002 and has requested repayment from Superior Group of $15 million of finance and service fees paid from 1997 through 1999 and additional finance and service fees paid thereafter in the approximate amount of $20 million. Without the payment of finance and service fee income to Superior Group or an amendment to the management agreement or reallocation of operational responsibilities, Superior Group can not operate profitably. Superior Group therefore would be unable to continue to provide the same types of services to Superior or to repay the finance and service fees. Some of the alternatives being considered would require the approval of FDOI. Superior and Superior Group are seeking to identify operational alternatives and a repayment plan that would be acceptable to the FDOI.


On September 10, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida for an order to show cause and notice of automatic stay which sought the appointment of a receiver for the purpose of rehabilitation of Superior. The court entered an order to show cause, temporary injunction and notice of automatic stay on September 13, 2002 and a hearing was held on October 24, 2002. On November 1, 2002, the court entered an order that denied the FDOI's petition for appointment of a receiver. On November 8, 2002, the FDOI filed a motion for rehearing. Superior believes the FDOI's motion lacks merit and has filed a motion in opposition to the motion for rehearing.

In 1999, Superior ceased writing business in Illinois and agreed to obtain the approval of the Illinois Department of Insurance prior to writing any new business in Illinois. In July 2001, Superior agreed with the Department of Insurance in Texas to obtain its prior approval before writing any new business in that state.

On October 9, 2001, the State Corporation Commission of Virginia ("Virginia Commission") issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its risk based capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance ("Bureau"). On June 19, 2002 the Virginia Commission entered an order which adopted the findings of the hearing examiner, continued the matter until such time as the Bureau requests further action and requires the continued monitoring of the financial condition of Superior by the Bureau. On October 11, 2002, the Virginia Commission filed an administrative Rule to Show Cause. A hearing was scheduled for November 18, 2002 to determine whether Superior's license to transact insurance business in Virginia should be suspended. Because of Superior's improved financial conditions, the Virginia Commission has continued the hearing indefinitely. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% and 17.2% of the total gross written premiums of the Company in 2001 and through September 30, 2002, respectively.

The Company's operating subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the subsidiaries write business. The Company is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve issues with the IDOI and the FDOI or other state insurance regulators in a mutually satisfactory manner could result in future regulatory actions or proceedings that materially and adversely affect the Company.


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

Approximately $29 million was paid through June 30, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which MSI filed a demurrer challenging the insurance contract allegations, as the issuer of the AgPI policies, contending that plaintiffs failed to make the amendments to show an insurable interest as required by the court's earlier ruling. This demurrer was granted, without leave to amend, based on the court's analysis that plaintiffs claims continued to reveal they did not have an insurable interest, rendering the contract they alleged an unenforceable wager agreement, not insurance. Thereafter, the court vacated its "without leave to amend" ruling in response to a motion for reconsideration filed by the plaintiffs who contended they could cure the fatal defect if they were allowed to file a fourth amended complaint. However, the new version of the complaint still claims coverage amount based on a formula which is not tied to plaintiffs' economic losses. Accordingly, a demurrer to the fourth amended complaint was filed by MSI and a motion to strike was filed by IGF. A hearing on these issues was held on November 8, 2002, and the court has not yet issued its ruling.

As previously reported, the Company and two of its subsidiaries, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. The obligations of the Company, IGFH, IGF and CNA under the SAA are the subject of an action pending in United States District Court for the Southern District of Indiana, Indianapolis Division. Claims have also been asserted in the action against Goran, Granite Re, Pafco, Superior and certain members of the Symons family. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations. There have been no material developments since last reported in the Company's June 30, 2002 Form 10-Q.


As previously reported, the Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are Goran, three individuals who were or are officers or directors of the Company or of Goran, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20 (a) of the 1934 Act. During the third quarter of 2002, the Company, Goran and the individual defendants entered into an agreement with the plaintiffs for settlement. The settlement is subject to certain terms and conditions and court approval.


As previously reported, an action was brought in Florida against Superior which purported to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleged that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's June 30, 2002 Form 10-Q.

As previously reported, an action was brought in Florida against Superior which purported to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from Superior. The plaintiff alleged that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law and that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. The case was dismissed on August 13, 2002 pursuant to a settlement between the parties.

As previously reported, an action was brought against Superior in Florida by a purported class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The plaintiff alleged that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. The case was dismissed on September 3, 2002 pursuant to a settlement between the parties.

As previously reported, actions have been brought in Florida against Superior Guaranty purporting to be on behalf of a class of purchasers of insurance from Superior Guaranty allegedly charged service or finance charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaints are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's June 30, 2002 Form 10-Q.

The Company is a 50% owner in a limited liability corporation ("LLC") established to provide business services to the Company and an unrelated third party. The fair market value of the LLC's operating assets approximated its outstanding debt at September 30, 2002.

The Company's insurance subsidiaries are involved in a number of pending regulatory matters (see Note 3, " Regulatory Affairs" in the Condensed Notes to the Consolidated Financial Statements). The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company, in establishing its loss reserves, has considered these actions. There can be no assurance that the ultimate disposition of these regulatory actions and lawsuits will not have an adverse material affect the Company's operations or financial position.


5.     Loss  Development  on  Prior  Accident  Years

During the third quarter of 2002 the Company experienced unfavorable development on its year-end 2001 loss and LAE reserves in the amount of $1.4 million. This was the result of unfavorable settlement of outstanding claims which increased the loss and loss adjustment expense ratio for the quarter by 17.8 percentage points.

6.     Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.


7.     Loss  Per  Share

Basic and diluted net loss per share are computed by dividing net loss as reported by the average number of shares outstanding as follows:

                                              Three  Months  Ended
                                                 September 30
                                              --------------------
(in thousands)                                   2002       2001
                                               --------- --------
Basic:
  Weighted-average common shares outstanding.   10,385     10,385

Diluted:
  Weighted-average common shares outstanding.   10,385     10,385

The Company has 858,732 stock options outstanding as of October 31, 2002. Common stock equivalents are anti-dilutive; therefore, fully diluted loss per share is the same as basic loss per share.

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

Summarized  results  of  operations for discontinued operations were as follows:

Statements  of  Operations:
  (in  thousands)
                                                                Three  Months  Ended
                                                                    September 30
                                                                -------------------
                                                                   2002        2001
                                                                ----------  ---------
Gross premiums written. . . . . . . . . . . . . . . . . . .     $     (101)  $56,236
                                                                  =========  ========
Net premiums written. . . . . . . . . . . . . . . . . . . .     $        -   $   154
                                                                  =========  ========
  Net premiums earned . . . . . . . . . . . . . . . . . . .     $        -   $   154
  Net investment and fee income . . . . . . . . . . . . . . .          519       (26)
  Net realized capital gain (loss). . . . . . . . . . . . . .         (470)       (6)
                                                                   --------  --------
Total revenues. . . . . . . . . . . . . . . . . . . . . . .             49       122
                                                                   --------  --------

  Loss and loss adjustment expenses . . . . . . . . . . . . .         (507)    1,546
  Policy acquisition and general and administrative expenses.          556    (1,424)
  Interest and amortization expense . . . . . . . . . . . . .            -         -
                                                                   --------  --------
Total expenses. . . . . . . . . . . . . . . . . . . . . . .             49       122
                                                                   --------  --------

Earnings before income taxes. . . . . . . . . . . . . . . .              -         -
Income tax expense. . . . . . . . . . . . . . . . . . . . .              -         -
                                                                   --------  --------

Net earnings from discontinued operations . . . . . . . . .      $       -   $     -
                                                                  =========  ========



Statements  of  Operations:
  (in  thousands)

                                                                 Nine Months Ended
                                                                   September 30
                                                                -------------------
                                                                  2002        2001
                                                               -----------  ---------
Gross premiums written. . . . . . . . . . . . . . . . .       $      (293)  $239,195
                                                               ===========  =========
Net premiums written. . . . . . . . . . . . . . . . . .       $         -   $   (172)
                                                               ===========  =========
  Net premiums earned . . . . . . . . . . . . . . . . .       $         -   $   (172)
  Net investment and fee income . . . . . . . . . . . .             1,002        961
  Net realized capital gain (loss). . . . . . . . . . .              (548)       636
                                                               -----------  ---------
Total revenues. . . . . . . . . . . . . . . . . . . . .               454      1,425
                                                               -----------  ---------

  Loss and loss adjustment expenses . . . . . . . . . .              (700)     5,238
  Policy acquisition and general and administrative expense         1,154       (300)
  Interest and amortization expense . . . . . . . . . . .               -     (1,357)
                                                               -----------  ---------
Total expenses. . . . . . . . . . . . . . . . . . . . .               454      3,581
                                                               -----------  ---------

Earnings before income taxes. . . . . . . . . . . . .                   -     (2,156)
Income tax expense. . . . . . . . . . . . . . . . . .                   -          -
                                                               -----------  ---------

Net earnings from discontinued operations . . . . . .         $         -   $ (2,156)
                                                               ===========  =========



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

SIGNIFICANT  LOSSES  HAVE  BEEN  REPORTED  AND  ARE  LIKELY  TO  CONTINUE

For the three months ended September 30, 2002, losses from continuing operations totaled $(4,584,000) compared to losses of $(6,824,000) in the same comparable period of 2001. For the nine months ended September 30, 2002, losses from continuing operations were $(21,734,000) compared to losses of $(23,265,000) for the same period of 2001. The Company previously reported losses from continuing operations of $(30,736,000) for the year 2001, $(71,384,000) for 2000 and
$(65,443,000) for 1999. Results from continuing operations before the effects of income taxes and minority interest were losses of $(15,930,000) and $(59,946,000) for 2001 and 2000, respectively. Losses from continuing operations for the nine months ended September 30, 2002 decreased over the same period in 2001 largely due to lower volume and corresponding actions taken to reduce operating expenses. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.


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

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT

The Company has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest at 9.5% payable semi-annually. The obligations of the Preferred Securities were expected to be funded from the Company's nonstandard automobile insurance management company. The Company elected to defer the semi-annual interest payments due in February and August 2000, 2001, and 2002 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (if all payments due in 2003 and 2004 are deferred) of approximately $96.8 million will become due and payable in February 2005 (see details, "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations). The indenture contains a number of covenants that may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to incur or guarantee debt, make payments to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment-grade, fixed-income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of the Company.


CASH FLOW CONSTRAINTS TO SUPERIOR GROUP MAY ADVERSELY AFFECT THE COMPANY'S ABILITY TO FUND OPERATIONS AND TO SERVICE THE OBLIGATIONS OF THE TRUST PREFERRED SECURITIES

Under the present structure, claims, agent commissions and premium taxes are paid directly by the insurance company subsidiaries. However, pursuant to the terms of the management agreement, Superior Group is responsible for payroll, facilities, data processing, computer systems and other functions necessary for the operations of the Company and its subsidiaries. The insurance companies pay for such services through management fees that are calculated as a percentage of gross written premiums. Therefore, declines in written premiums result in reduced cash flow to Superior Group.

As discussed in "Business - Recent Developments" in the annual report on Form 10-K for 2001, the Company projected a material decrease in gross written premiums for 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. However, the decrease in written premiums for the three months ended September 30, 2002 was higher than the Company had originally anticipated. Unless the Company is able to increase written premiums or reduce expenses to correspond with the reduced level of written premiums, cash flow will be inadequate to fund operations, including servicing of the Preferred Securities. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

There can be no assurance that current levels of reduced cash flows will not have a material adverse effect on the Company's financial position, results of operations and its ability to meet short and long-term obligations.

REVIEW  OF  CONSOLIDATED  OPERATIONS

NET  LOSS

The net loss for the three months ended September 30, 2002 totaled $(4,584,000) or $(.44) per share (basic and diluted). This is an improvement of $ 2,240,000 or $0.22 per share from the net loss for the same period in 2001. Policy acquisition and general and administrative expenses, net of fee income, decreased to 21.9% from 40.5% of earned premiums in the three months ended
September 30, 2002 and 2001, respectively. The net loss for the nine months ended September 30, 2002 decreased by $3,687,000 or $0.36 per share from the net loss for the same period of 2001 due primarily to the loss from discontinued operations in 2001. Refer to Note 8 "Discontinued Operations" of the Condensed Notes to Consolidated Financial Statements for additional information.


GROSS  PREMIUMS  WRITTEN

Gross premiums written decreased 36.0% and 32.4% for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The primary reasons for this decline are the Company's withdrawal from certain highly competitive markets, additional strict underwriting initiatives intended to increase profitability, and the aforementioned regulatory and strategic actions accompanied with reduction in policies in force. Refer to "Liquidity and Capital Resources" for additional volume related disclosure.

NET  PREMIUMS  WRITTEN

Net premiums written represent the portion of premiums retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of declines in surplus in the Company's insurance subsidiaries and to manage overall risk retention, in 2000 the Company entered into a reinsurance agreement to cede a portion of its gross written premiums to National Union Fire Insurance Company of Pittsburgh, PA, an unrelated third party. Additional premiums ceded in the third quarter, less than 2%, are attributed to auto excess losses. The
Company ceded 76.1% and 72.7% of its gross written premiums under the quota share reinsurance contract for the three and nine months ended September 30, 2002, respectively.

NET  PREMIUMS  EARNED

Net premiums earned decreased 66.2% and 54.5% for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decreases in written premium and policies in force.

FEE  INCOME

Fee income is derived from installment billings and other services provided to policyholders. Fee income decreased 41.1% and 31.2% for the three and nine months ended September 30, 2002, respectively as compared to the same periods in 2001. The reduction in fee income is attributable to the reduction in policies in force and the overall decline in written premium in 2002.

NET  INVESTMENT  INCOME

Net investment income decreased 29.7% and 21.3% for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. This decrease is reflective of the decline in invested assets during a period of declining premiums and the liquidation of investments to pay prior year losses settled in 2002.

NET  REALIZED  CAPITAL  GAINS  (LOSSES)

Net realized capital gain (losses) were $611,000 and $(489,000) for the three and nine months ended September 30, 2002, respectively, as compared to net realized capital gain (losses) of $793,000 and $(263,000) in the comparable periods of 2001. Capital losses resulted primarily from the continued liquidation of investments to fund operation expenses and claim payments under unfavorable market conditions.

LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES

The loss and loss adjustment expense ("LAE") ratio for the Company for the three and nine months ended September 30, 2002, was 109.2% and 111.2%, respectively, of net premiums earned as compared to 83.5% and 88.4% for the similar periods of 2001 and 91.5% for the entire year of 2001. During the third quarter of 2002 the Company experienced unfavorable development on its loss and loss adjustment expense reserves for accidents occurring in 2001 and prior. This raised the loss and loss adjustment expense ratio for the three months ended September 30, 2002, by 17.8 percentage points.


POLICY  ACQUISITION  AND  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Policy acquisition and general and administrative expenses for the three and nine months ended September 30, 2002 declined to $3,929,000 and $17,609,000, respectively, from $13,038,000 and $34,269,000 in the comparable periods of 2001, a reduction for the third quarter and first nine months of 2002 of 69.9% and 48.6%, respectively. This reduction is reflective of the decline in gross written premiums and overall operating expense reduction initiatives. As a percentage of gross premiums earned, the Company experienced a decrease in its operating expense ratio, net of fee income, from 40.5% for the third quarter of 2001 to 21.9% for 2002.


INCOME  TAXES

At September 30, 2002, the Company's net deferred tax assets are fully offset by a 100% valuation allowance that resulted in no tax benefit in the third quarters of both 2002 and 2001.

REVIEW  OF  CONSOLIDATED  FINANCIAL  POSITION

CASH  AND  INVESTMENTS

Total cash and investments at September 30, 2002 and December 31, 2001 was $80.6 million and $110.4 million, respectively. The decline in invested assets resulted from continued liquidations to fund claim payments and operating expenses in a period of declining premium volume.

REINSURANCE  RECEIVABLES  AND  PAYABLES

The Company negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under an annual renewal addendum to the agreement, the Company may cede a portion of its nonstandard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and Pafco's earned premiums. The Company's ceding percentage for the third quarter of 2002 totaled 72.7%. The decrease in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable as reported in the financial statements.

RECEIVABLES

Receivables, exclusive of the allowance for doubtful accounts, have decreased by approximately $17.9 million, or 40.1%, from December 31, 2001. This decrease is primarily attributable to a reduction in billable premiums due to lower written premiums in the first nine months of 2002 compared to the fourth quarter of 2001. The allowance for doubtful accounts was reduced in 2002 by approximately $1.3 million, or 84.3%, from December 31, 2001, primarily due to the final reconciliation of receivables previously maintained on a legacy policy administration system that is no longer in service.

LOSS  AND  LOSS  ADJUSTMENT  EXPENSE  RESERVES

Total loss and loss adjustment expense reserves decreased from $81,142,000 as of December 31, 2001 to $65,634,000 as of September 30, 2002, a reduction of approximately $15.5 million. This decrease is consistent with the Company's declining volume of business.

UNEARNED  PREMIUMS

At September 30, 2002, unearned premiums were $37,992,000, a decrease of $21,224,000 from December 31, 2001. This is consistent with the decrease in receivables discussed above.

DEFERRED  INCOME

In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2001, the Company received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over a three-year period.

PAYABLE  TO  AFFILIATES

At September 30, 2002, the Company owed a total of $1,370,000 to Goran Capital Inc. ("Goran") and its affiliates. This balance is comprised primarily of $2,500,000 line of credit due to Granite Reinsurance Company Ltd. ("Granite Re") reduced by a $700,000 receivable from Goran's subsidiary, Granite Insurance Company, and held by IGF. The remaining balance is attributable to other receivables for expenses paid by the Company on behalf of Goran or its subsidiaries. The net increase of $774,000 from December 31, 2001 is due primarily to an additional $1,200,000 draw on the line of credit and reduced by the receivable discussed above. The Company obtained an additional $1,000,000 loan from Granite Reinsurance Company Ltd. on October 31, 2002.


SHAREHOLDERS'  (DEFICIT)

Shareholders' (deficit) has increased by $(23,775,000) from December 31, 2001. This increase is primarily the result of the net loss of $(21,734,000) for the nine months ended September 30, 2002 along with the increase of $(2,041,000) in unrealized losses on investments available for sale.


LIQUIDITY  AND  CAPITAL  RESOURCES

The primary source of funds available to the management and holding companies are fees from policyholders, management fees and dividends from its insurance company subsidiaries.

Superior Group and Superior collect billing fees charged to policyholders who elect to make their premium payments in installments. Superior Group also receives management fees under its management agreement with its insurance subsidiaries. When the FDOI approved the acquisition of Superior by Superior Group, it prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of acquisition (May 1, 1996) without the prior written approval of the FDOI, which restriction expired in April 2000. As a result of regulatory actions taken by the IDOI with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Pafco cannot pay extraordinary dividends, within the meaning of the Indiana Insurance Code, without the prior approval of the Indiana Insurance
Commissioner. The management fees charged to the insurance companies are subject to review by the IDOI and FDOI.

The nonstandard automobile insurance subsidiaries' primary sources of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability in cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During the third quarter of 2002 and during 2001 and 2000, due to reduced premium volume, the Company has liquidated investments to pay claims. The Company historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will continue to cause the Company to shorten the duration of its investments. The
Company may incur additional costs in selling longer bonds to pay claims, as claim payments tend to lag premium receipts. Due to the decline in premium volume, the Company has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

As of October 31, 2002, the Company has borrowed $3.5 million from Granite Re., a related party. Under terms of the loans monthly interest is payable at the prime rate (as printed in the Wall Street Journal on the first business day of each month) plus 5.25% (the total rate was 10.0% at November 1, 2002) computed on an annual basis and not to exceed 18% per annum calculated on the average principal outstanding each month. All principal borrowed under the loans is due on December 20, 2004.

On August 12, 1997, the Company issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. The Company may redeem the Preferred Securities in whole or in part after 10 years. The Company may defer interest payments in accordance with the terms of the trust indenture for a period of up to five years. The unpaid interest installment amounts accrue interest at 9.5%. The Company deferred the semi-annual interest payments due in February and August 2000, 2001 and 2002 and may continue this deferral practice for all remaining payments due in 2003 and 2004.

The following table sets forth the minimum required obligations of the Company under the Preferred Securities for interest and principal payments for each of the next four years and thereafter assuming all semi-annual interest payments due in 2002, 2003 and 2004 are deferred (in thousands):




                    2003   2004    2005    Thereafter    Total
                    -----  -----  -------  -----------  --------
Interest payments.  $   -  $   -  $96,779  $   282,150  $378,929
Principal payments      -      -        -      135,000   135,000
                    -----  -----  -------  -----------  --------
Total due. . . . .  $   -  $   -  $96,779  $   417,150  $513,929
                    =====  =====  =======  ===========  ========



                                       26

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

These restrictions currently apply, as the Company's consolidated coverage ratio was (0.70) at September 30, 2002, and will continue to apply until the Company's consolidated coverage ratio complies with the terms of the trust indenture. The Company was in compliance with these additional restrictions as of September 30, 2002.

Beginning in the fourth quarter of 2001 and continuing through the third quarter of 2002, the Company experienced adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, the Company commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, the Company has taken the following actions to improve the financial position and operating results of the Company:

- Eliminated reinstatements in all markets, i.e., upon policy cancellation, the insured must obtain a new policy at prevailing rates and current underwriting guidelines;
- Terminated or placed on new business moratorium several hundred agents whose loss ratios were abnormally high when compared to the average for the remaining agents (these agents accounted for approximately 16% of the total gross written premium in 2001);
-    Increased  underwriting  requirements in certain markets including:
     higher  down  payments,  new  policy  fees,  and  shorter  policy  terms;
- Hired a consultant with significant auto claims experience to review processes and suggest modifications to the claims function.
- Consolidated the majority of operations, except claims, to the Indianapolis office.

As previously reported in the Company's December 31, 2001 Annual Report on Form 10-K, the Company expected the above actions to result in a decline of approximately 10 to 15% in gross written premiums from 2001 levels. Based on actual results through September 2002, the Company now expects a decline of 25% to 30% in gross written premiums for calendar year 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. Since April 2002, the Company has eliminated approximately 100 full-time positions, primarily in its claims and underwriting departments, representing approximately 29% of the Company's employees before the layoffs. In addition, the Company has undertaken other cost savings initiatives and process changes in order to reduce operating expenses.

Net cash used by operating activities in the first nine months of 2002 aggregated $(33,331,000) compared to $(19,491,000) for the same period in 2001. The increase is primarily due to the lower premium volume in the first half of 2002 and the receipt in 2001 of $4.5 million for the non-compete agreement with Acceptance. See Note 8 "Discontinued Operations" in the Condensed Notes to the Financial Statements.


The present projected level of cash flow from premium volume, investment income and billing fees will be insufficient to fund operating expenses at their present levels through the end of 2002. The Company is considering alternative sources of working capital which may be available in order to fund operations. Among the alternate sources availed by the Company are capital contributions and loans from the Company's parent, Goran Capital Inc. and its affiliates. In addition, the Company continues to reduce operating expenses commensurate with cash inflows and has decreased premium volume in the third and fourth quarters in certain states to assure new business written generates an underwriting profit. In the event the Company's insurance company subsidiaries continue to reduce premium volume, the result will be continued reductions in management fees paid to Superior Group and billing fees paid to Superior Group and Superior which will reduce cash flow and sources of funds available to fund operating expenses and other obligations, including the Preferred Securities.


In addition, in accordance with the final order of the FDOI, Superior Group is unable to continue to collect finance and service fees from Superior. Superior must also seek repayment from Superior Group of prior years finance and service fees in the approximate amount of $15 million. The operating expenses of Superior Group attributable to the business of Superior exceed the management fees payable by Superior under the management agreement. Superior and Superior Group are reviewing alternatives including an amendment to the agreement to provide for a management fee commensurate with the expenses associated with Superior's business or reallocation of operational responsibilities. Any amendment of the management agreement would require prior approval of the FDOI. See Note 3, "Regulatory Affairs" in the Consolidated Notes to the Financial Statements.

Shareholders' equity reflected a deficit of $(168) million at September 30, 2002, which does not reflect the statutory surplus upon which the Company conducts its various insurance operations. The Company's insurance subsidiaries, not including IGF, after the effects of Codification, had statutory surplus of approximately $14.6 million at September 30, 2002.

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


ITEM  4.  CONTROLS  AND  PROCEDURES
Symons International Group, Inc, maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, the Company's Chief Executive Officer and the Company's Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


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

Approximately $29 million was paid through June 30, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which MSI filed a demurrer challenging the insurance contract allegations, as the issuer of the AgPI policies, contending that plaintiffs failed to make the amendments to show an insurable interest as required by the court's earlier ruling. This demurrer was granted, without leave to amend, based on the court's analysis that plaintiffs claims continued to reveal they did not have an insurable interest, rendering the contract they alleged an unenforceable wager agreement, not insurance. Thereafter, the court vacated its "without leave to amend" ruling in response to a motion for reconsideration filed by the plaintiffs who contended they could cure the fatal defect if they were allowed to file a fourth amended complaint. However, the new version of the complaint still claims coverage amount based on a formula which is not tied to plaintiffs' economic losses. Accordingly, a demurrer to the fourth amended complaint was filed by MSI and a motion to strike was filed by IGF. A hearing on these issues was held on November 8, 2002, and the court has not yet issued its ruling.

As previously reported, the Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are Goran, three individuals who were or are officers or directors of the Company or of Goran, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20 (a) of the 1934 Act. During the third quarter of 2002, the Company, Goran and the individual defendants entered into an agreement with the plaintiffs for settlement. The settlement is subject to certain terms and conditions and court approval.


As previously reported, Superior was a defendant in a case filed September 15, 2000 in the Circuit Court for Lee County, Florida entitled Charles L. Fulton,
D.C. v. Superior Insurance Company. The case was purported to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from persons insured by Superior. The case was settled and the action was dismissed on August 13, 2002.

As previously reported, Superior was a defendant in a case entitled Oviedo Family Chiropractic Center, P.A. v. Superior Insurance Company originally filed February 4, 2000 in the Circuit Court for Dade County, Florida, formerly entitled Medical Re-Hab Center v. Superior Insurance Company. The case was settled and the action was dismissed on September 3, 2002.

The Company's insurance subsidiaries are involved in a number of pending regulatory actions (see Note 3, "Regulatory Affairs" in the Condensed Notes to the Consolidated Financial Statements). The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company, in establishing its loss reserves, has considered these actions. There can be no assurance that the ultimate disposition of these regulatory actions and lawsuits will not have an adverse material affect the Company's operations or financial position.

Except as set forth above, there have been no other material developments in any of the pending legal proceedings previously reported by the Company in the June 30, 2002 Form 10-Q.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          None


ITEM  5.  OTHER  INFORMATION
          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          Exhibits
          --------
          10.26 Promissory Note dated December 28, 2001 by Superior Insurance Group, Inc. to Granite Reinsurance
                    Company,  Ltd.

          10.27 Promissory Note dated October 23, 2002 made by Superior Insurance Group, Inc. to Granite Reinsurance
                    Company,  Ltd.

          Reports  on  Form  8-K  Filed  September  18,  2002
          ---------------------------------------------------
Mark A. Paul resigned his position as Vice President, Chief Financial Officer, Treasurer and Director of the Company on September 13, 2002. The Board of Directors of the Company has elected Bruce K. Dwyer as its interim Chief
Financial Officer while the Company searches for a permanent replacement. Mr. Dwyer previously served as Chief Financial Officer of the Company from October 1999 to September 2000 and has been a consultant to the Company since his departure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.



                                                   By:  /s/  Douglas  H.  Symons
                                                        ------------------------
                           President,  Chief  Executive  Officer  and  Secretary
                                                 (principal  executive  officer)

                                                      By:  /s/  Bruce  K.  Dwyer
                                                           ---------------------
                                                       Chief  Financial  Officer

                                  EXHIBIT 99.2

                               CERTIFICATE OF THE
                           CHIEF FINANCIAL OFFICER OF
                        SYMONS INTERNATIONAL GROUP, INC.
                        --------------------------------

     I,  Douglas  H.  Symons,  certify  that:
         -------------------

1. I have reviewed this quarterly report on Form 10-Q of Symons International Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a014 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  14,  2002
        -------------------
                                                  By:  /s/  Douglas  H.  Symons
                                                       ------------------------
                                                            Douglas  H.  Symons
                                                      Chief  Executive  Officer

                                  EXHIBIT 99.2

                               CERTIFICATE OF THE
                           CHIEF FINANCIAL OFFICER OF
                        SYMONS INTERNATIONAL GROUP, INC.
                        --------------------------------

     I,  Bruce  K.  Dwyer,  certify  that:
         ----------------

1. I have reviewed this quarterly report on Form 10-Q of Symons International Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a014 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  14,  2002
        -------------------
                                                        By:  /s/Bruce  K.  Dwyer
                                                             -------------------
                                                                Bruce  K.  Dwyer
                                                       Chief  Financial  Officer




                                       27


                                  EXHIBIT INDEX

REFERENCE  TO
REGULATION  S-K
EXHIBIT  NO.  DOCUMENT


10.26 Promissory Note dated December 28, 2001 by Superior Insurance Group, Inc. to Granite Reinsurance Company, Ltd.

10.27 Promissory Note dated October 23, 2002 made by Superior Insurance Group, Inc. to Granite Reinsurance Company, Ltd.

                                EXHIBIT NO. 10.26


PROMISSORY  NOTE  -  $2,500,000


     FOR VALUE RECEIVED, the undersigned, Superior Insurance Group, Inc., a Delaware corporation (hereinafter called the "Maker"), promises to pay to the order of Granite Reinsurance Company, Ltd., a Barbados corporation (hereinafter referred to as "Payee"), or order, the principal sum of Two Million Five Hundred Thousand Dollars ($2,500,000) (or such amount as Maker shall borrow hereunder) with interest at the annualized rate (adjusted monthly) equal to the sum of the following (the "Effective Rate"): (i) the prime rate of interest (the "Prime Rate", as determined below), plus (ii) five and one-quarter percent (5 1/4%); provided, however, that the Effective Rate shall not exceed eighteen percent (18%) per annum. This Note shall be paid as follows:

(1) Payments of interest accrued on this Note shall be paid on the first business day of the month following any month during which any principal or interest on this Note is outstanding. Interest for any one month period shall be calculated by applying the Effective Rate (as of the 1st day of the month) on the principal amount outstanding during such month. The first payment of interest under this Note shall be February 1, 2002.

(2) All principal and interest under this Note, if not sooner paid, shall be due and payable on December 20, 2004.

(3) In the event any installment of principal or interest is not paid when due, interest shall be paid on the amount in default at a rate equal to eighteen percent (18%) per annum (but in no event to exceed the maximum rate of interest permitted by law).

     The Effective Rate for each month shall be determined on the first day of such month. The Prime Rate shall be determined on the first day of each month and shall be the prime rate as quoted in the Wall Street Journal on the first day of such month or the first day of such month for which the prime rate is published in the Wall Street Journal. Maker shall have the right to borrow from Payee under this Note, from time to time prior to December 20, 2003, an amount equal to a maximum of Two Million Five Hundred Thousand Dollars ($2,500,000).

      If any check tendered to the Payee by Maker for payment of any sum due hereunder is not honored and is returned to the Payee by the Maker's bank, for insufficient funds or otherwise, Payee may, at its option and upon written notice to Maker, require that all future payments by Maker be made by wire transfer, cashier's check or other certified funds acceptable to the Payee. If Payee elects to require payment by wire transfer, cashier's check or other certified funds, Payee shall have the right to return any subsequent payments that are not made by such wire transfer, cashier's check or other certified funds, and, in such case, such payment shall be deemed not to have been made by Maker. Acceptance of any payment not made by wire transfer, cashier's check or certified funds shall not constitute a waiver of Payee's continuing right to require further payments by wire transfer, cashier's check or certified funds. In the event any installment of principal or interest or any part thereof is not paid within ten (10) days of the due date thereof, such event shall constitute a default hereunder and, irrespective of whether Payee issues or records a notice of default, Maker agrees to pay a "late charge" in an amount equal to five percent (5%) of such unpaid payment, together with interest on such payment and late charge at the same rate of interest as provided in this Note. Maker acknowledges that in addition to lost interest, the late payment by Maker to Payee of amounts due as set forth above will cause Maker to incur costs not contemplated under this Note, including processing, administrative, accounting and other charges and costs, the exact amount of which will be impractical or extremely difficult to ascertain. Accordingly, the parties hereto agree that the foregoing late charge represents a fair and reasonable estimate of the costs that Payee will incur by reason of any late payment by Maker and shall be paid to Payee as liquidated damages related to such processing and administrative costs. The parties addition-ally acknowledge and agree that late charges are distinct and separate from the payment of interest on amounts in default as addressed above.

     The installments due hereunder are to be paid at the office of Payee or at such other place as Payee or the holder hereof may from time to time designate.

     Nothing herein contained shall be so construed or operate as to require the Maker to pay interest on this Note at a rate greater than that allowed by the laws of the State of Indiana, and if any provisions herein contained do, or would presently or prospectively operate to make this Note or any part thereof void, voidable, or ineffective, then those provisions only shall be held for naught and as though not herein contained and shall be without effect upon or prejudice to the remaining provisions, which shall nevertheless remain operative.

     Time is of the essence of this Note. In the event of default in payment of any installment when due, the Payee may at its option declare the unpaid balance of said debt due, payable and collectible. Failure to exercise this option shall not constitute a waiver of the right to exercise it at any other time when a default shall exist or continue.

     Maker, as well as any sureties and guarantors, severally waive notice of default, demand for payment and diligence in filing suit, and agree that time for payment of any installment may be extended from time to time without notice at the option of the holder hereof.

     In the event of default in payment of this Note or of default in any document given as security for this Note, and if the same is placed in the hands of an attorney for collection or foreclosure, the undersigned agrees to pay the holder's attorneys' fee and all costs of collection.

     In the event of default in the performance of any covenant, condition, or agreement contained in any document or agreement securing the payment of this Note, or in the event of a default by Maker or any affiliate of Maker on any indebtedness for which the assets of Maker may be applied in satisfaction of such indebtedness, then the holder of this Note shall have the unconditional right, without demand, notice, or other action, to declare the unpaid principal balance of this Note, together with interest accrued thereon, at once due and payable and to foreclose each lien securing the payment hereof, either under any power of sale contained in such documents or agreements or by court proceedings, as such holder elects.

     In addition, a default under this Note shall include, but not be limited to, the sale, transfer, assignment, mortgage, pledge, hypothecation or encumbrance (whether volun-tary or involuntary) of, or the execution of any agree-ment to sell, transfer, assign, mortgage, pledge, hypothe-cate or encum-ber of the whole or any portion of maker's right, title or interest in and to the collateral -without the prior written consent of the Payee unless otherwise permitted herein.

     If Maker shall sell, convey, transfer, assign or further encumber any collateral or any part thereof or any interest therein, whether legal or equita-ble, in any manner (whether voluntarily or involuntarily), without the written consent of Payee, which consent Payee shall have no obligation to give, Payee shall have the right, at its option, to declare the indebtedness and obligations represented hereby immedi-ately due and payable irrespective of the maturity date specified in this Note. Any consent by Payee to the trans-fer may be predicated upon any terms, conditions and covenants deemed advisable or necessary in the sole option of Payee, including, but not limited to, the right to require of the transferee assumption of personal liability on the debt represented by this Note, to approve the form and substance of all transfer and assumption documents, and to change the interest rate, date of maturity and monthly payments of the debt represented by this Note, and may be conditioned on the receipt of a fee based on a percentage of the original sum of this Note. The granting of permission for a transferee to assume the existing loan agreement, security agreement and other related documents shall not in any manner be deemed a consent to any subsequent transfer, and Payee shall retain the right of consent to such transfer or transfers on the terms and conditions stated above. Consent, whether expressed or implied, to one such transaction shall not be deemed to be a waiver of the right of such consent to further or successive transactions. Any por-tion of this covenant which may be held by any court of competent jurisdiction to be un-enforceable shall be deemed severable and the balance of this covenant shall be fully enforceable. Consent to such sale or transfer or to any subsequent sale or trans-fer shall not be deemed to constitute consent to any subse-quent sale or transfer or a waiver of any rights of Payee not to so consent.

     DATED:  December  28,  2001

                                               Superior  Insurance  Group,  Inc.


                                                 By:____________________________
                                                    Gene  S.  Yerant,  President

                                EXHIBIT NO. 10.27


PROMISSORY  NOTE  -  $1,000,000


     FOR VALUE RECEIVED, the undersigned, Superior Insurance Group, Inc., a Delaware corporation (hereinafter called the "Maker"), promises to pay to the order of Granite Reinsurance Company, Ltd., a Barbados corporation (hereinafter referred to as "Payee"), or order, the principal sum of One Million Dollars
($1,000,000) (or such lesser amount as Maker shall borrow hereunder) with interest at the annualized rate (adjusted monthly) equal to the sum of the following (the "Effective Rate"): (i) the prime rate of interest (the "Prime Rate", as determined below), plus (ii) five and one-quarter percent (5 1/4%); provided, however, that the Effective Rate shall not exceed eighteen percent (18%) per annum. This Note shall be paid as follows:

(4) Payments of interest accrued on this Note shall be paid on the first business day of the month following any month during which any principal or interest on this Note is outstanding. Interest for any one month period shall be calculated by applying the Effective Rate (as of the 1st day of the month) on the principal amount outstanding during such month. The first payment of interest under this Note shall be December 1, 2002.

(5) All principal and interest under this Note, if not sooner paid, shall be due and payable on November 30, 2004.

(6) In the event any installment of principal or interest is not paid when due, interest shall be paid on the amount in default at a rate equal to eighteen percent (18%) per annum (but in no event to exceed the maximum rate of interest permitted by law).

     The Effective Rate for each month shall be determined on the first day of such month. The Prime Rate shall be determined on the first day of each month and shall be the prime rate as quoted in the Wall Street Journal on the first day of such month or the first day of such month for which the prime rate is published in the Wall Street Journal. Maker shall have the right to borrow from Payee under this Note, from time to time prior to December 20, 2002, an amount equal to a maximum of One Million Dollars ($1,000,000).

      If any check tendered to the Payee by Maker for payment of any sum due hereunder is not honored and is returned to the Payee by the Maker's bank, for insufficient funds or otherwise, Payee may, at its option and upon written notice to Maker, require that all future payments by Maker be made by wire transfer, cashier's check or other certified funds acceptable to the Payee. If Payee elects to require payment by wire transfer, cashier's check or other certified funds, Payee shall have the right to return any subsequent payments that are not made by such wire transfer, cashier's check or other certified funds, and, in such case, such payment shall be deemed not to have been made by Maker. Acceptance of any payment not made by wire transfer, cashier's check or certified funds shall not constitute a waiver of Payee's continuing right to require further payments by wire transfer, cashier's check or certified funds.

In the event any installment of principal or interest or any part thereof is not paid within ten (10) days of the due date thereof, such event shall constitute a default hereunder and, irrespective of whether Payee issues or records a notice of default, Maker agrees to pay a "late charge" in an amount equal to five percent (5%) of such unpaid payment, together with interest on such payment and late charge at the same rate of interest as provided in this Note. Maker acknowledges that in addition to lost interest, the late payment by Maker to Payee of amounts due as set forth above will cause Maker to incur costs not contemplated under this Note, including processing, administrative, accounting and other charges and costs, the exact amount of which will be impractical or extremely difficult to ascertain. Accordingly, the parties hereto agree that the foregoing late charge represents a fair and reasonable estimate of the costs that Payee will incur by reason of any late payment by Maker and shall be paid to Payee as liquidated damages related to such processing and administrative costs. The parties addition-ally acknowledge and agree that late charges are distinct and separate from the payment of interest on amounts in default as addressed above.

     The installments due hereunder are to be paid at the office of Payee or at such other place as Payee or the holder hereof may from time to time designate.

     Nothing herein contained shall be so construed or operate as to require the Maker to pay interest on this Note at a rate greater than that allowed by the laws of the State of Indiana, and if any provisions herein contained do, or would presently or prospectively operate to make this Note or any part thereof void, voidable, or ineffective, then those provisions only shall be held for naught and as though not herein contained and shall be without effect upon or prejudice to the remaining provisions, which shall nevertheless remain operative.

     Time is of the essence of this Note. In the event of default in payment of any installment when due, the Payee may at its option declare the unpaid balance of said debt due, payable and collectible. Failure to exercise this option shall not constitute a waiver of the right to exercise it at any other time when a default shall exist or continue.

     Maker, as well as any sureties and guarantors, severally waive notice of default, demand for payment and diligence in filing suit, and agree that time for payment of any installment may be extended from time to time without notice at the option of the holder hereof.

     In the event of default in payment of this Note or of default in any document given as security for this Note, and if the same is placed in the hands of an attorney for collection or foreclosure, the undersigned agrees to pay the holder's attorneys' fee and all costs of collection.

     In the event of default in the performance of any covenant, condition, or agreement contained in any document or agreement securing the payment of this Note, or in the event of a default by Maker or any affiliate of Maker on any indebtedness for which the assets of Maker may be applied in satisfaction of such indebtedness, then the holder of this Note shall have the unconditional right, without demand, notice, or other action, to declare the unpaid principal balance of this Note, together with interest accrued thereon, at once due and payable and to foreclose each lien securing the payment hereof, either under any power of sale contained in such documents or agreements or by court proceedings, as such holder elects.

     In addition, a default under this Note shall include, but not be limited to, the sale, transfer, assignment, mortgage, pledge, hypothecation or encumbrance (whether volun-tary or involuntary) of, or the execution of any agree-ment to sell, transfer, assign, mortgage, pledge, hypothe-cate or encum-ber of the whole or any portion of maker's right, title or interest in and to the collateral -without the prior written consent of the Payee unless otherwise permitted herein.

     If Maker shall sell, convey, transfer, assign or further encumber any collateral or any part thereof or any interest therein, whether legal or equita-ble, in any manner (whether voluntarily or involuntarily), without the written consent of Payee, which consent Payee shall have no obligation to give, Payee shall have the right, at its option, to declare the indebtedness and obligations represented hereby immedi-ately due and payable irrespective of the maturity date specified in this Note. Any consent by Payee to the trans-fer may be predicated upon any terms, conditions and covenants deemed advisable or necessary in the sole option of Payee, including, but not limited to, the right to require of the transferee assumption of personal liability on the debt represented by this Note, to approve the form and substance of all transfer and assumption documents, and to change the interest rate, date of maturity and monthly payments of the debt represented by this Note, and may be conditioned on the receipt of a fee based on a percentage of the original sum of this Note. The granting of permission for a transferee to assume the existing loan agreement, security agreement and other related documents shall not in any manner be deemed a consent to any subsequent transfer, and Payee shall retain the right of consent to such transfer or transfers on the terms and conditions stated above. Consent, whether expressed or implied, to one such transaction shall not be deemed to be a waiver of the right of such consent to further or successive transactions. Any por-tion of this covenant which may be held by any court of competent jurisdiction to be un-enforceable shall be deemed severable and the balance of this covenant shall be fully enforceable. Consent to such sale or transfer or to any subsequent sale or trans-fer shall not be deemed to constitute consent to any subse-quent sale or transfer or a waiver of any rights of Payee not to so consent.

     DATED:  October  23,  2002

                                              Superior  Insurance  Group,  Inc.


                                              By:_______________________________
                                                 Douglas  H.  Symons,  President