Form 10-Q/A
period 2002-10-31
SYMONS INTERNATIONAL GROUP INC
filed 2002-11-20
CIK 1013698

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

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

     99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)



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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2002.



                                                  By:  /s/  Douglas  H.  Symons
                                                       ------------------------
                          President,  Chief  Executive  Officer  and  Secretary
                                                (principal  executive  officer)

                                                     By:  /s/  Bruce  K.  Dwyer
                                                          ---------------------
                                                      Chief  Financial  Officer

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES - OXLEY ACT OF 2002
                        SYMONS INTERNATIONAL GROUP, INC.

     I,  Douglas  H.  Symons,  certify  that:
         -------------------

1. I have reviewed the quarterly report on Form 10-Q and Form 10-Q/A of Symons International Group, Inc. for the quarter ended September 30, 2002.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

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

Dated:  November  19,  2002                        By:  /s/  Douglas  H.  Symons
        -------------------                             ------------------------
                                                             Douglas  H.  Symons
                                                       Chief  Executive  Officer

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES - OXLEY ACT OF 2002

                        SYMONS INTERNATIONAL GROUP, INC.
                        --------------------------------

     I,  Bruce  K.  Dwyer,  certify  that:
         ----------------

1. I have reviewed the quarterly report on Form 10-Q and Form 10-Q/A of Symons International Group, Inc. for the quarter ended September 30, 2002.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

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


Dated:  November  19,  2002
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

                                  EXHIBIT INDEX

REFERENCE  TO
REGULATION  S-K
EXHIBIT  NO.  DOCUMENT


10.26 Promissory Note dated December 28, 2001 by Superior Insurance Group, Inc. to Granite Reinsurance Company, Ltd.

10.27 Promissory Note dated October 23, 2002 made by Superior Insurance Group, Inc. to Granite Reinsurance Company, Ltd.

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (CEO)

99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(CFO)

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

     If Maker shall sell, convey, transfer, assign or further encumber any collateral or any part thereof or any interest therein, whether legal or equita-ble, in any manner (whether voluntarily or involuntarily), without the written consent of Payee, which consent Payee shall have no obligation to give, Payee shall have the right, at its option, to declare the indebtedness and obligations represented hereby immedi-ately due and payable irrespective of the maturity date specified in this Note. Any consent by Payee to the trans-fer may be predicated upon any terms, conditions and covenants deemed advisable or necessary in the sole option of Payee, including, but not limited to, the right to require of the transferee assumption of personal liability on the debt represented by this Note, to approve the form and substance of all transfer and assumption documents, and to change the interest rate, date of maturity and monthly payments of the debt represented by this Note, and may be conditioned on the receipt of a fee based on a percentage of the original sum of this Note. The granting of permission for a transferee to assume the existing loan agreement, security agreement and other related documents shall not in any manner be deemed a consent to any subsequent transfer, and Payee shall retain the right of consent to such transfer or transfers on the terms and conditions stated above. Consent, whether expressed or implied, to one such transaction shall not be deemed to be a waiver of the right of such consent to further or successive transactions. Any por-tion of this covenant which may be held by any court of competent jurisdiction to be un-enforceable shall be deemed several and the balance of this covenant shall be fully enforceable. Consent to such sale or transfer or to any subsequent sale or trans-fer shall not be deemed to constitute consent to any subse-quent sale or transfer or a waiver of any rights of Payee not to so consent.

     DATED:  December  28,  2001

                                               Superior  Insurance  Group,  Inc.



                                                    By:     s/  Gene  S.  Yerant
                                                            --------------------
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

                                              Superior  Insurance  Group,  Inc.



                                                By:     s/  Douglas  H.  Symons
                                                        -----------------------
                                                Douglas  H.  Symons,  President

                                  EXHIBIT 99.1

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas H. Symons, Chief Executive Officer of Symons International Group, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)the Quarterly Report on Form 10-Q and Form 10-Q/A of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November  19,  2002                        By:  /s/  Douglas  H.  Symons
                                                        ------------------------
                                                             Douglas  H.  Symons
                                                       Chief  Executive  Officer

                                  EXHIBIT 99.2

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce K. Dwyer, Chief Financial Officer of Symons International Group, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)the Quarterly Report on Form 10-Q and 10-Q/A of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November  19,  2002                           By:  /s/  Bruce  K.  Dwyer
                                                           ---------------------
                                                                Bruce  K.  Dwyer
                                                       Chief  Financial  Officer