Form 10-K
period 2002-12-31
SYMONS INTERNATIONAL GROUP INC
filed 2003-06-13
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK  ONE)
(  X  )     Annual  Report  pursuant  to  Section  13 or 15(d) of the Securities
            Exchange  Act  of  1934

                      For the year ended December 31, 2002
                                       OR

(    )     Transition  Report  pursuant to Section 13 or 15(d) of the Securities
           Exchange  Act  of  1934

                 For the transition period from ______ to ______

                       Commission File Number:     0-29042

                        SYMONS INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


INDIANA                                                        35-1707115
(State  or  other  jurisdiction  of                     (I.R.S.  Employer
incorporation                                        Identification  No.)
or  organization)

                4720 KINGSWAY DRIVE, INDIANAPOLIS, INDIANA 46205
          (Address of Principal Executive Offices, Including Zip Code)

       Registrant's telephone number, including area code:  (317) 259-6300

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------
                                  Common Stock
                                 (no par value)

        Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes ( )
No  (X)

The aggregate market value of the 1,865,925 shares of the Registrant's common stock held by non-affiliates as of June 3, 2003 was $55,828.

The number of shares of common stock of the Registrant, without par value, outstanding as of April 28, 2003 was 10,385,399.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in Parts II and IV hereof.

                                Table of Contents
ITEM                                                                       PAGE
----                                                                       ----
                                     PART I

1.     Business                                                               4

2.     Properties                                                            21

3.     Legal  Proceedings                                                    21

4.     Submission  of  Matters  to  a  Vote  of  Security  Holders           23

                                     PART II

5.     Market  for  Registrant's  Common  Equity and Related
       Shareholder Matters                                                   23

6.     Selected  Consolidated  Financial  Data                               23

7.     Management's  Discussion  and Analysis of Financial
       Condition and Results  of  Operations                                 24

7A.    Quantitative  and  Qualitative  Disclosures  about
       Market  Risk                                                          24

8.     Financial  Statements  and  Supplementary  Data                       24

9.     Changes  in  and  Disagreements  with  Accountants
       on  Accounting  and  Financial  Disclosure                            24

                                    PART III

10.     Directors  and  Executive  Officers  of  the  Registrant             24

11.     Executive  Compensation                                              25

12.     Security  Ownership  of  Certain Beneficial Owners and Management    31

13.     Certain  Relationships  and  Related  Transactions                   32

14.     Controls  and  Procedures                                            33

                                     PART IV

15.     Exhibits,  Financial Statement Schedules, and Reports on Form 8-K    33

16.     Signatures                                                           41

                                     PART I

ITEM  1  -  BUSINESS

FORWARD-LOOKING  STATEMENTS

All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) the effect on customers, agents, employees and others due to the Company's receipt of going concern opinions from its accountants; (ii) general economic conditions, including prevailing interest rate levels and stock market performance; (iii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; and (iv) the factors described in this section and elsewhere in this report.

OVERVIEW  OF  THE  BUSINESS

Symons International Group, Inc. (the "Company") owns insurance companies that underwrite and market nonstandard private passenger automobile insurance. The Company's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"). The Company is a 73.8% owned subsidiary of Goran Capital Inc. ("Goran").

NONSTANDARD  AUTOMOBILE  INSURANCE

Overview

Pafco, Superior and Superior's subsidiaries, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies. Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, poor driving experience, and type of vehicle. The Company offers several different policies, which are directed toward different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Also, since the nonstandard automobile insurance business typically experiences a lower rate of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

Where permitted, Superior offers a tiered product covering the full spectrum of automobile insurance customers from nonstandard to ultra-preferred.

Marketing

The Company's nonstandard automobile insurance business is concentrated in the states of Florida, California, Virginia, Georgia, Indiana and Nevada. The Company also has the ability to write nonstandard automobile insurance in 12 additional states. The Company selects states for expansion or withdrawal based on a number of criteria, including the size of the nonstandard automobile insurance market, state-wide loss results, competition, capitalization of its companies and the regulatory climate. The following table sets forth the geographic distribution of gross premiums written by the Company for the periods indicated sorted in descending order of 2002 volume.

Gross  Premiums  Written
Years  Ended  December  31,
(in  thousands)

State                      2002      2001      2000
-----------------------  --------  --------  --------

Florida . . . . . . . .  $ 45,583  $ 49,162  $ 44,070

California. . . . . . .    20,891    34,287    32,480

Virginia. . . . . . . .    15,661    21,054    20,089

Colorado  (1) . . . . .     7,988    10,112     6,938

Georgia . . . . . . . .     6,565    15,481    13,670

Indiana . . . . . . . .     4,861     6,275    12,804

Nevada. . . . . . . . .     1,493     1,980     3,707

Missouri. . . . . . . .       698       839     1,929

Tennessee . . . . . . .       676     1,696     9,794

Iowa. . . . . . . . . .       504     1,066     2,023

Kentucky. . . . . . . .       406     3,135     5,034

Pennsylvania  (2) . . .       288     9,683         -

Oklahoma. . . . . . . .       274       635     1,090

Arizona . . . . . . . .       169     1,111     4,484
Other states. . . . . .       204     2,972    15,310
                         --------  --------  --------

Total nonstandard auto.   106,261   159,488   173,422

Other property. . . . .     1,514     1,604     1,039
                         --------  --------  --------

Total . . . . . . . . .  $107,775  $161,092  $174,461
                         ========  ========  ========

(1)  During  May  2003,  the  Company  ceased  writing  business  in  Colorado.
(2) All premiums in Pennsylvania were written by IGF, which has been precluded from writing other than renewal premium since July 30, 2001.

The Company markets its nonstandard products exclusively through independent agencies. The Company has several territory managers, each of whom resides in a specific marketing region and has access to the technology and software necessary to provide marketing, rating and administrative support to the agencies in his or her region.

The Company aims to foster strong service relationships with its agents and customers. The Company has automated certain marketing, underwriting and administrative functions and has allowed on-line communication with its agency force. In addition to delivering prompt service while ensuring consistent underwriting, the Company provides state of the art point of sale rating software to its agents, which permits them to rate risks in their offices. All new business applications are electronically uploaded directly from the agents' office to the Company through this software. The Company's in-house developed point of sale product allows agents in most states to order motor vehicle, credit and other reports on line at the time of sale.

Most of the Company's agents have limited authority to sell and bind insurance coverages in accordance with procedures established by the Company, which is a common practice in the nonstandard automobile insurance business. The Company promptly reviews all coverages bound by the agents and generally accepts coverages that fall within its stated underwriting criteria. The Company has the right within a specified time period to cancel any policy even if the risk falls within its underwriting criteria. The Company compensates its agents by paying a commission based on a percentage of premiums produced.

The Company believes its four insurance companies licensed in various states allows it the flexibility to engage in multi-tiered marketing efforts in which specialized automobile insurance products are directed toward specific segments of the market. Since certain state insurance laws prohibit a single insurer from offering similar products with different commission structures or, in some cases premium rates, it is necessary to have multiple licenses in certain states in order to obtain the benefits of market segmentation.

Underwriting

The Company utilizes many factors in determining its premium rates. Some of the characteristics used are type, age and location of the vehicle, number of vehicles per policyholder, number and type of convictions and accidents, limits of liability, deductibles, and, where allowed by law, credit, age, sex and marital status of the insured. The rate approval process varies from state to state. Some states allow filing and immediate use of rates, while others require approval by the state's insurance department prior to the use of the rates.

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

Claims

The Company's nonstandard automobile insurance claims departments handle claims on a regional and local basis from claim offices in Indianapolis, Indiana; Atlanta, Georgia; Tampa and West Palm Beach, Florida; and Anaheim, California. The Company uses a combination of its own adjusters and independent appraisers and adjusters for estimating physical damage claims and limited elements of investigation.

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

In 2002, Pafco and Superior maintained casualty excess of loss reinsurance on their nonstandard automobile insurance business covering 35.0% of $700,000 of losses on an individual occurrence basis in excess of $300,000 up to a maximum of $3,000,000 at 100.0%.

As of December 31, 2002, amounts recoverable from reinsurers relating to nonstandard automobile operations is as follows (in thousands):


                                                        Reinsurance
                                                     Recoverables as of
Reinsurers                                          A.M. Best Rating (2)  December 31, 2002(1)
--------------------------------------------------  --------------------  ---------------------
National Union Fire Insurance Company
Of Pittsburgh, PA. . . . . . . . . . . . . . . . .  A++                   $              43,633
Gerling Global Reinsurance Corporation of America.  B+                                    1,197
Lloyds of London (Various Syndicates). . . . . . .  Not Rated                             2,271
Transatlantic Reinsurance Company. . . . . . . . .  A++                                   1,131

(1) Only recoverables greater than $200,000 are shown. Total nonstandard automobile reinsurance recoverables as of December 31, 2002 were approximately $47,044,000.
(2) An A.M. Best Rating of "A++" is the highest of 15 ratings. An A.M. Best Rating "B+" is the fourth highest of 15 ratings.


Effective January 1, 2000, Pafco and Superior entered into an automobile quota share agreement with National Union Fire Insurance Company of Pittsburgh. The amount of cession for Pafco is variable up to a maximum of 60% or $10 million and for Superior is variable up to a maximum of 75% or $60 million for all new and renewal business. In 2002, Pafco and Superior ceded 71% of their nonstandard automobile gross written premiums under this treaty.

On April 29, 1996, Pafco also entered into a 100% quota share reinsurance agreement with Granite Reinsurance Company Ltd. ("Granite Re"), a wholly owned subsidiary of Goran, (no A.M. Best rating), whereby all of Pafco's commercial business from 1996 and thereafter was ceded effective January 1, 1996. This agreement was in effect during 2002.

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

RESERVE  FOR  LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES

Loss reserves are estimates, established at a given point in time based on facts then known, of an insurer's prediction of its exposure in connection with incurred losses. Loss adjustment expense ("LAE") reserves are estimates of the ultimate liability associated with the expense of settling all claims, including investigation and litigation costs resulting from such claims. The actual liability of an insurer for its loss and LAE reserves at any point in time will be greater or less than these estimates.

The Company maintains reserves for the eventual payment of losses and LAE with respect to both reported and unreported claims. Nonstandard automobile reserves for reported claims are established on a case-by-case basis. The reserving process takes into account the type of claim, policy provisions relating to the type of loss and historically paid loss and LAE for similar claims.

Loss and LAE reserves for claims that have been incurred but not reported are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves.

The loss reserve development table below illustrates the change over time of reserves established for loss and loss expenses as of the end of the various calendar years for the nonstandard automobile segment of the Company. The table includes the loss reserves acquired from the acquisition of Superior in 1996 and the related loss reserve development thereafter. The first section shows the reserves as originally reported at the end of the stated year. The second section,  reading  down,  shows  the  cumulative  amounts  paid as of the end of successive years with respect to the reserve liability. The third section, reading down, shows the re-estimates of the original recorded reserve as of the end of each successive year which is a result of sound insurance reserving practices of addressing new emerging facts and circumstances which indicate that a modification of the prior estimate is necessary. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

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

The Company's insurance subsidiaries filed their annual statutory financial statements as of December 31, 2002 which included the Company's estimate of loss and loss reserve expense. In May 2003, pursuant to a reserve analysis completed by the consulting actuary engaged by BDO Seidman, LLP, the Company's independent auditor, it was determined that reserves for losses and loss adjustment expenses for Superior and Pafco should be increased. These reserve adjustments, along with resulting adjustments to the permitted carrying values of certain assets, were recorded in the 2002 audited statutory financial statements filed for Superior and Pafco with the Insurance Department of Florida and the Indiana Department of Insurance, respectively.

Activity in the liability for unpaid loss and loss adjustment expenses for nonstandard automobile insurance is summarized below, in thousands:

                                       2002      2001      2000
                                      -------  --------  ---------
Balance at January 1,. . . . . . . .  $81,142  $108,117  $152,455
       Less reinsurance recoverables   30,600    23,252    13,527
                                      -------  --------  ---------
       Net balance at January 1, . .   50,542    84,865   138,928

Incurred related to:
       Current year. . . . . . . . .   35,413    69,667   127,497
       Prior years . . . . . . . . .   12,775       774   (14,118)
                                      -------  --------  ---------
       Total incurred. . . . . . . .   48,188    70,441   113,379

Paid related to:
       Current year. . . . . . . . .   19,211    46,973    85,334
       Prior years . . . . . . . . .   36,374    57,791    82,108
                                      -------  --------  ---------
       Total paid. . . . . . . . . .   55,585   104,764   167,442

Net balance at December 31,. . . . .   43,145    50,542    84,865
Plus reinsurance balance . . . . . .   24,059    30,600    23,252
                                      -------  --------  ---------
Balance at December 31,. . . . . . .  $67,204  $ 81,142  $108,117
                                      =======  ========  =========

Reserve estimates are regularly adjusted in subsequent reporting periods as new facts and circumstances emerge to indicate that a modification of the prior estimate is necessary. The adjustment, referred to as "reserve development," is inevitable given the complexities of the reserving process and is recorded in the statements of operations in the period when the need for the adjustment becomes known. The foregoing reconciliation indicates unfavorable development of $12,775,000 on the December 31, 2001 reserves. A portion of the 2001 reserve development was caused by a larger than normal number of previously closed claims that reopened in 2002. The remainder of the 2001 reserve development resulted from a higher than expected frequency and severity on nonstandard automobile claims.

The anticipated effect of inflation is implicitly considered when estimating losses and loss adjustment expenses liabilities. While anticipated price increases due to inflation are considered in estimating the ultimate claims costs, increases in average claim severities is caused by a number of factors. Future severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, claims management practices and procedures and general economic trends. Anticipated severity trends are monitored relative to actual development and are modified if necessary.

Liabilities for loss and loss adjustment expenses have been established when sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, reserves have been established to cover additional exposure on both known and unasserted claims.



Symons  International  Group,  Inc.
Nonstandard  Automobile  Insurance  Only
For  The  Years  Ended  December  31,  (in  thousands)

                   1992      1993      1994      1995      1996       1997       1998       1999       2000      2001      2002
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  ---------  ------

Gross
Reserves for
Unpaid losses
 and LAE. .  .        .   $27,403   $25,248   $71,748   $79,551   $101,185   $121,661   $141,260   $103,441   $79,047   $ 65,915
---------------------------------------------------------------------------------------------------------------------------------
Deduct
 Reinsurance
 Recoverable. .            12,581    10,927     9,921     8,124     16,378      6,515      3,167     18,709    28,511     22,990
---------------------------------------------------------------------------------------------------------------------------------
Reserve for
 Unpaid losses
 and LAE, net
 of
 reinsurance. . $17,055    14,822    14,321    61,827     71,427     84,807    114,829    138,093    84,732     50,536   42,925
-------------------------------------------------------------------------------------------------------------------------------
Paid
 Cumulative as
 of:
One Year
 Later. . . . .   10,868     8,875     7,455    42,183     59,410     62,962     85,389     81,444    57,696     36,291
-------------------------------------------------------------------------------------------------------------------------------
Two Years
 Later. . . . .   15,121    11,114    10,375    53,350     79,319     89,285    111,042    107,534    79,316
-------------------------------------------------------------------------------------------------------------------------------
Three Years
 Later. . . . .   16,855    13,024    12,040    58,993     86,298     98,469    121,907    118,316        --
-------------------------------------------------------------------------------------------------------------------------------
Four Years
 Later. . . . .   17,744    13,886    12,822    61,650     89,166    102,854    127,390         --        --
-------------------------------------------------------------------------------------------------------------------------------
Five Years
 Later. . . . .   18,195    14,229    13,133    62,621     90,477    105,252         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Six Years
 Later. . . . .   18,408    14,330    13,375    63,031     91,345         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Seven Years
 Later. . . . .   18,405    14,426    13,418    63,534         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Eight Years
 Later. . . . .   18,460    14,386    13,648        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Nine Years
 Later. . . . .   18,411    14,572        --        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Ten Years
 Later. . . . .   18,420        --        --        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Liabilities re
-estimated as
 of:
One Year
 Later. . . . .   17,442    14,788    13,365    59,626     82,011     97,905    131,256    124,012    85,538     63,014
-------------------------------------------------------------------------------------------------------------------------------
Two Years
 Later. . . . .   18,103    13,815    12,696    60,600     91,743    104,821    128,302    121,480    93,483
-------------------------------------------------------------------------------------------------------------------------------
Three Years
 Later. . . . .   18,300    14,051    13,080    63,752     91,641    104,551    127,885    126,321        --
-------------------------------------------------------------------------------------------------------------------------------
Four Years
 Later. . . . .   18,313    14,290    13,485    63,249     91,003    105,012    131,087         --        --
-------------------------------------------------------------------------------------------------------------------------------
Five Years
 Later. . . . .   18,419    14,499    13,441    63,233     91,323    106,813         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Six Years
 Later. . . . .   18,533    14,523    13,592    63,373     91,874         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Seven Years
 Later. . . . .   18,484    14,584    13,652    63,781         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Eight Years
 Later. . . . .   18,508    14,574    13,727        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Nine Years
 Later. . . . .   18,494    14,615        --        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Ten Years
 Later. . . . .   18,457        --        --        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Net
 Cumulative
 (deficiency)
 or
 redundancy . .   (1,402)      207       594    (1,954)   (20,447)   (22,006)   (16,258)    11,772    (8,751)   (12,478)
-------------------------------------------------------------------------------------------------------------------------------
Expressed as
 a percentage
 of unpaid
 losses and
 LAE. . . . . .    (8.2%)      1.4%      4.1%    (3.2%)    (28.6%)    (25.9%)    (14.2%)       8.5%   (10.3%)    (24.7%)
-------------------------------------------------------------------------------------------------------------------------------

Revaluation  of  gross  losses
 And  LAE  as  of  year-end
 2002
--------------------------------------------------------------------------------------------------------------------------------
Cumulative  gross  paid  as  of
Year-end 2002                28,231     26,013   74,573     100,359     124,345   131,724     120,166     97,310     64,923
------------------------------------------------------------------------------------------------------------------------------
Gross  liabilities  Re
estimated  as  of
year-end 2002                28,280     26,101   74,857     100,925     126,303   137,704     130,453     115,537    98,478
-------------------------------------------------------------------------------------------------------------------------------
Gross  cumulative
(deficiency) or
redundancy                    (877)      (853)   (3,109)    (21,374)    (25,118)  (16,043)     10,807    (12,096)   (19,431)
-------------------------------------------------------------------------------------------------------------------------------

RATINGS

A.M. Best has currently assigned a "B-" rating to Superior and a "C" rating to Pafco. A.M. Best's ratings are based upon a comprehensive review of a company's financial performance, which is supplemented by certain data, including responses to A.M. Best's questionnaires, telephone conferences and other correspondence between A.M. Best analysts and company management, quarterly NAIC filings, state insurance department examination reports, loss reserve reports, annual reports, company business plans and other reports filed with state insurance departments. A.M. Best undertakes a quantitative evaluation, based upon profitability, leverage and liquidity, and a qualitative evaluation, based upon the composition of a company's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus, the soundness of a company's capital structure, the extent of a company's market presence and the experience and competence of its management. A.M. Best's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. A.M. Best's ratings are not a measure of protection afforded investors. "B-" and "C" ratings are A.M. Best's eighth and eleventh highest rating classifications, respectively, out of fifteen ratings. A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have, on balance, fair financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions". A "C" rating is awarded to insurers which, in A. M. Best's opinion, "have, on balance, weak financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is very vulnerable to adverse changes in underwriting and economic conditions".

A.M. Best has currently assigned an "E" rating (Under Regulatory Supervision) to IGF reflecting the significant regulatory constraint resulting from the Consent Order entered into between IGF and the Indiana Department Of Insurance (see Regulation-" Regulatory Actions").

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

The losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's operating subsidiaries. (See "Regulatory Actions", "Risk- Based Capital Requirements", and "RISK FACTORS").

Regulatory  Actions

On June 6, 2001, IGF sold substantially all of its crop insurance assets to Acceptance. On June 24, 2001, following the sale of IGF's crop insurance assets and as a result of losses experienced by IGF in its crop insurance operations, the IDOI and IGF entered into a consent order (the "Consent Order") relating to IGF. IGF has discontinued writing new business and its operations are presently in run off. The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI:

-    Sell  or  encumber  any  of  its  assets,  property,  or business in force;
- Disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payments to affiliates except for the reimbursement of costs of running IGF by the Company, and does not include payments in excess of $10,000);

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

Pafco's inability or failure to comply with any of the above conditions could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. Restrictions on premium writings result in lower premium volume. Management fees payable to Superior Group are based on gross written premium; therefore, lower premium volume results in reduced management fees paid by Pafco to Superior Group.

In March 2000, Pafco agreed with the Iowa Department of Insurance ("IADOI") that it would not write any new non-standard business in Iowa, until such time as Pafco has reduced its overall non-standard automobile policy counts in the state or has:

-    Increased  surplus;  or
- Has achieved a net written premium to surplus ratio of less than three to one; or
-    Has  surplus  reasonable  to  its  risk.

Pafco has continued to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

Superior and Pafco provide monthly financial information to the departments of insurance in certain states in which they write business at the states' request.

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to the Company. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which the Company believes improperly characterized billing and policy fees paid by Superior to Superior Group. On September 28, 2001, Superior filed an appeal of the final order to the Florida District Court of Appeal. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida seeking court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion for stay with the District Court of Appeal, which was denied pending a ruling from the FDOI. On April 5, 2002 the FDOI granted a stay of the final order that was conditional upon the cessation of the payment of billing fees by Superior to Superior Group and the posting of a $15 million appeal bond. Superior did not agree to the conditions imposed by the FDOI's conditional stay. On May 6, 2002 Superior filed a motion with the District Court of Appeal seeking a stay of the final order pending Superior's appeal or, in the alternative, a consolidation of the FDOI's enforcement action with the pending appeal. On June 19, 2002, the District Court of Appeal entered an order which struck the FDOI's conditional requirement for the stay that Superior post a $15 million appeal bond. However, the order denied Superior's request to consolidate the appeal with the enforcement action. On September 26, 2002, the District Court of Appeal affirmed the final order of the FDOI. On October 31, 2002 the Circuit Court entered a final order which granted the FDOI's petition for enforcement of the FDOI's final order and which requires Superior to comply with the FDOI final order.

In accordance with the FDOI's final order, Superior ceased payment of finance and service fees as of October 1, 2002 and has requested repayment from Superior Group of $15 million of finance and service fees paid from 1997 through 1999 and additional finance and service fees paid thereafter in the approximate amount of $20 million. Without the payment of finance and service fee income to Superior Group or an amendment to the management agreement or reallocation of operational responsibilities, Superior Group could not operate profitably. Accordingly, on October 1, 2002, Superior Group discontinued the provision of certain claims services to Superior. Superior provided a number of proposals to the FDOI in an effort to establish an acceptable repayment plan in accordance with the final order. None of the proposals were acceptable to the FDOI.

On March 21, 2003 the FDOI filed a Motion for Enforcement of Final Order Granting Petition to Enforce Agency Action (the"Motion for Enforcement") in the Circuit Court which seeks to hold Superior in contempt for failing to obtain the immediate repayment of approximately $15 million from Superior Group. Superior Group presently does not have the ability to make a $15 million repayment, and Superior believes that this petition seeks to fashion a remedy not intended by the Circuit Court's Novemeber 1, 2002 order and contravenes the spirit of numerous discussion between the FDOI and Superior to resolve the issues during the pendency of Superior's appeal to the District Court of Appeal and the original enforcement action. Superior intends to vigorously defend the recent action brought by the FDOI. On May 7, 2003 a hearing was held on the Motion for Enforcement, and an order has not yet been issued.

On September 10, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida for an order to show cause and notice of automatic stay which sought the appointment of a receiver for the purpose of rehabilitation of Superior. The court entered an order to show cause, temporary injunction and notice of automatic stay on September 13, 2002 and a hearing was held on October 24, 2002. On November 1, 2002, the court entered an order that denied the FDOI's petition for appointment of a receiver. On November 8, 2002, the FDOI filed a motion for rehearing, which was denied on December 17, 2002.

On November 20, 2002, the FDOI issued a notice and order to show cause which seeks to suspend or revoke Superior's certificate of authority principally based upon allegations that Superior did not comply with the FDOI's August 30, 2001 final order during the pendency of the appeal of the order to the District Court of Appeal. Superior believes that it has fully and timely complied with the final order and that the action brought by the FDOI is barred by res judicata. A formal administrative hearing to review the notice and a determination that the order or administrative action contemplated by the notice not be issued was held in May 2003. A recommended order has not been issued, which the FDOI may accept or reject.

On October 9, 2001, the State Corporation Commission of Virginia ("Virginia Commission") issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its risk based capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance ("Bureau"). On June 19, 2002 the Virginia Commission entered an order which adopted the findings of the hearing examiner, continued the matter until such time as the Bureau requests further action and requires the continued monitoring of the financial condition of Superior by the Bureau. On October 11, 2002, the Virginia Commission filed an administrative Rule to Show Cause. A hearing was scheduled for November 18, 2002 to determine whether Superior's license to transact insurance business in Virginia should be suspended. Because of Superior's improved financial condition, the Virginia
Commission continued the hearing indefinitely. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% and 14.5% of the total gross written premiums of the Company in 2001 and in 2002, respectively.

Insurance  Holding  Company  Regulation

The Company also is subject to laws governing insurance holding companies in Florida and Indiana, the domicilary states of its insurance company subsidiaries. These laws, among other things, (i) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between the Company, its affiliates and IGF, Pafco, Superior, Superior American and Superior Guaranty (the Insurers), including the amount of dividends and other distributions and the terms of surplus notes; and (iii) restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

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

While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurers for services (e.g., management fees and commissions). These regulations may affect the amount of management fees which may be paid by Pafco and Superior to Superior Group. The management agreement between the Company and Pafco was assigned to Superior Group and provides for an annual management fee equal to 15% of gross premiums. A similar management agreement with a management fee of 17% of gross premiums was entered into between Superior and Superior Group. There can be no assurance that either the IDOI or the FDOI will not in the future require a reduction in these management fees. In addition, neither Pafco nor IGF may engage in any transaction with an affiliate, including the Company, without the prior approval of the IDOI (see "Regulatory Actions " above).


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

Based on the December 31, 2002 statutory financials filed with the NAIC, Pafco had values outside of the acceptable ranges for five IRIS tests. These included the two-year overall operating ratio, the investment yield ratio, the change in surplus ratio, the liabilities and liquid assets ratio, and the estimated current reserve deficiency to policyholders' surplus ratio.

Based on the December 31, 2002 statutory financials filed with the NAIC, Superior had values outside of the acceptable ranges for six IRIS tests. These included the surplus aid to policyholders' surplus ratio, the two-year overall operating ratio, the change in surplus ratio, the liabilities to liquid assets ratio, the one-year reserve development to policyholders' surplus ratio, and the two-year reserve development to policyholders' surplus ratio.

As of December 31, 2002, IGF had values outside of the acceptable ranges for five IRIS tests. These included the change in net writings ratio, the two-year overall operating ratio, the change in surplus ratio, the liabilities to liquid assets ratio, and the agent's balances to policyholders' surplus ratio.

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

At the time of filing the annual statutory financial statements of the Company's insurance subsidiaries as of December 31, 2002, the RBC calculations for Pafco and Superior were in excess of 200% which concluded that no action is required. The RBC calculation for IGF as of December 31, 2002 was in excess of 100%, which is above the Authorized Control Level. (See "Regulatory Actions"). In May 2003, pursuant to a reserve analysis completed by the consulting actuary engaged by BDO Seidman, LLP, the Company's independent auditor, it was determined that reserves for losses and loss adjustment expenses for Superior and Pafco should be increased. These reserve adjustments, along with resulting adjustments to the permitted carrying values of certain assets, were recorded in the 2002 audited statutory financial statements filed for Superior and Pafco with the Insurance Department of Florida and the Indiana Department of Insurance, respectively. Based on the adjusted audited statutory financial statements, the surplus for Superior fell below 70% of the RBC amount and the surplus level for Pacfo was above 150% of the RBC amount.

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

Employees

At March 1, 2003, the Company and its subsidiaries employed approximately 218 full and part-time employees. None of the Company's employees is represented by either unions or collective bargaining agreements. The Company believes that relations with its employees are excellent.

RISK  FACTORS

The following factors, in addition to the other information contained in this report should be considered in evaluating the Company and its prospects.

The  Financial  Condition  of  the  Company  Has  Continued  to  Decline

The Company reported losses from continuing operations of $(35,260,000) for the year 2002, $(30,736,000) for 2001 and $(71,384,000) for 2002. Results from continuing operations before the effects of income taxes, minority interest and amortization expense were losses of $(19,065,000) and $(15,759,000) for 2002 and 2001, respectively. Further, the deficit in shareholder's equity increased from $(144,012,000) at December 31, 2001 to $(178,879,000) at December 31, 2002.
There can be no assurance that the Company can continue in business if these operating losses continue

The  Company's  Accountants  Have  Issued  Going  Concern  Opinions

The Company's accountants have issued reports on their audits of the Consolidated Financial Statements of the Company as of December 31, 2001 and December 31, 2002 which express doubt as to the Company's ability to continue as a going concern given the recurring operating losses experienced by the Company over the past few years and the Company's net capital deficiency.

Regulatory  Actions  May  Affect  the  Company's  Future  Operations

The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory action by several regulators including the FDOI's current proceding seeking to suspend or revoke Superior's Certificate of Authority. (See "Regulatory Actions" and "Risk-Based Capital Requirements"). The primary purpose of insurance regulation is the protection of policyholders rather than shareholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategy or cause the Company's subsidiaries to cease writing insurance or result in future regulatory actions or proceedings that could otherwise materially and adversely affect the Company's operations.

The  Company  is  Subject  to  a  Number  of  Pending  Legal  Proceedings

As discussed elsewhere in this report, in addition to regulatory actions, the Company is involved in a number of pending civil legal proceedings (see Part I
- Item 3, "Legal Proceedings"). Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the existence of these lawsuits diverts the time and attention of management, and they are expensive to defend.

The Terms of the Trust Preferred Securities May Restrict The Company's Ability to Act

The Company has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest at 9.5% paid semi-annually. The obligations of the Preferred Securities were expected to be funded from the Company's nonstandard automobile insurance management company. The Company elected to defer the semi-annual interest payments due in February and August 2000, 2001 and 2002 and the payment due in February 2003 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (if all payments due in 2003 and 2004 are deferred) approximating $84 million will become due and payable in February 2005. Although there is no present default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to incur or guarantee debt, make certain payments to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment-grade, fixed-income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of the Company.

The Company May Not Be Able to Satisfy Its Obligations to the Holders of the Trust Preferred Securities

The Company may continue to defer semi-annual interest payments for up to an aggregate of five (5) years as permitted by the indenture for the Preferred Securities. All of the deferred interest (approximately $84 million, if all payments due in 2003 and 2004 are deferred) will become due and payable in February 2005. The Company relies on the payment of finance and service fees by its subsidiaries to fund its operations, including its payment of interest on the Preferred Securities. Certain state regulators, including the FDOI, have issued orders prohibiting the Company's subsidiaries from paying such fees to the Company. In the event such orders continue, the Company may not have sufficient revenue to fund its operations or to pay the deferred interest on the Preferred Securities. Such failure to pay could result in a default under the indenture and acceleration of the payment of the Preferred Securities.

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

The reported profits and losses of a property and casualty insurance company are also determined, in part, by the establishment of, and adjustments to, reserves reflecting estimates as to the amount of losses and LAE that will ultimately be incurred in the settlement of claims. In May 2003, pursuant to a reserve analysis completed by the consulting actuary engaged by BDO Seidman, LLP, the Company's independent auditor, it was determined that reserves for losses and loss adjustment expenses for Superior and Pafco should be increased. These reserve adjustments, along with resulting adjustments to the permitted carrying values of certain assets, were recorded in the 2002 audited statutory financial statements filed for Superior and Pafco with the Insurance Department of Florida and the Indiana Department of Insurance, respectively and are included in this report.

The ultimate liability of the insurer for all losses and LAE reserved at any given time will likely be greater or less than these estimates, and material differences in the estimates may have a material adverse effect on the insurer's financial position or results of operations in future periods.

Uncertainty  Associated  with  Estimating  Reserves  for  Unpaid  Losses and LAE

The reserve for unpaid losses and LAE reflected in this report is an estimate of amounts needed to pay reported and unreported claims and related loss adjustment expenses based on facts and circumstances then known. These reserves are based on estimates of trends in claims severity, judicial theories of liability and other factors.

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

The Company competes with both large national writers and smaller regional companies. The Company's competitors include other companies which, like the Company, serve the independent agency market and companies that sell insurance directly to consumers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer, and potentially reduced acquisition costs. In addition, certain competitors of the Company have from time to time decreased their prices in an apparent attempt to gain market share. Also, in certain states, assigned risk plans may provide nonstandard automobile insurance products at a lower price than private insurers. In addition, because the Company's insurance products are only marketed through independent insurance agencies, which represent more than one insurance company, the Company faces competition within each agency.

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

Headquarters

The headquarters for the Company is located at 4720 Kingsway Drive, Indianapolis, Indiana. All corporate administration, accounting and management functions are contained at this location. Pafco is also located at 4720 Kingsway Drive, Indianapolis, Indiana in a building that is owned 100% by Pafco with no encumbrances. The building is an 80,000 square foot multilevel structure;
approximately 50% of which is utilized by the Company, its subsidiaries and Goran. Superior Group leases office space in the building. Goran subleases office space in that building from Superior Group. The remaining space is leased to third parties at a price of approximately $10 per square foot per annum

Superior

Superior's operations are conducted at leased facilities in Atlanta, Georgia; Anaheim, California; and Tampa and West Palm Beach, Florida. Under a lease term that extends through 2003, Superior leases an office at 280 Interstate North Circle, N.W., Suite 500, Atlanta, Georgia. Superior leases an office located at 5483 West Waters Avenue, Suite 1200, Tampa, Florida for a lease term extending through December 2007. Superior occupies a leased office located at 1745 West Orangewood, Anaheim, California for a lease term extending through May 2006. Superior occupies a leased office at 4500 PGA Blvd., Suite 304A, West Palm Beach, Florida for a lease term extending through September 2003.

Claims activities are performed in Atlanta, Indianapolis, Tampa, and Anaheim locations. Underwriting, customer service, and accounting and administration activities are performed at the headquarters location in Indianapolis, Indiana.

The Company considers all of its properties suitable and adequate for its current operations.

ITEM  3  -  LEGAL  PROCEEDINGS

Superior Guaranty is a defendant in a case filed on November 26, 1996, in the Circuit Court for Lee County, Florida entitled Raed Awad v. Superior Guaranty Insurance Company, et al., Case No. 96-9151 CA LG. The case purported to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The plaintiffs alleged that Superior Guaranty charged premium finance service charges in violation of Florida law. The parties have reached a class settlement which has been approved by the court which will not have a material effect on the financial condition of Superior Guaranty.

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

Approximately $29 million was paid through December 31, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. The plaintiff's amended their complaint four times during 2002. A demurrer to the fourth amended complaint was filed by MSI and a motion to strike was filed by IGF, which were denied. IGF filed a motion for summary judgment to dismiss the claims in the plaintiff's fourth amended complaint on the basis that releases previously executed by the plaintiffs are binding, which was granted. The cross claims between the selling brokers and MSI and IGF remain pending. The trial is scheduled to begin in August 2003.

Superior Guaranty is a defendant in a case filed on October 8, 1999, in the Circuit Court for Manatee County, Florida entitled Patricia Simmons v. Superior Guaranty Insurance Company, Case No. 1999 CA-4635. The case purported to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The Plaintiff alleged that the defendant charged interest in violation of Florida law. The parties have settled the case in an amount that was not material to the financial condition of Superior Guaranty.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are Goran, three individuals who were or are officers or directors of the Company or of Goran, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999.
Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of
Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20 (a) of the 1934 Act. As previously reported in the Company's September 30, 2002 Form 10-Q, the Company, Goran and the individual defendants entered into an agreement with the plaintiffs for settlement. The settlement is subject to certain terms and conditions and court approval.

As previously reported, the Company and two of its subsidiaries, IGFH and IGF, were parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. The obligations of the Company, IGFH, IGF and CNA under the SAA are the subject of an action filed on June 4, 2001 and pending in United States District Court for the Southern District of Indiana, Indianapolis Division. Claims have also been asserted in the action against Goran, Granite Re, Pafco, Superior and certain members of the Symons family. Discovery is proceeding. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations.

Superior was a defendant in a case filed on May 8, 2001 in the United States District Court Southern District of Florida entitled The Chiropractic Centre, Inc. v. Superior Insurance Company, Case No. 01-6782. The case purported to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleged that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. On September 30, 2002, the court issued an administrative order which dismissed the case. The court's order administratively closing the case could be temporary or permanent. Superior believes that the allegations of wrongdoing as alleged in the complaint were without merit and in the event the order is temporary, Superior intends to vigorously defend the claims brought against it.

IGF is a defendant in a case filed on December 31, 2002 in the Circuit Court of Greene County, Missouri entitled Kevin L. Stevens v. Wilkerson Insurers, et al., Case No. 102CC5135. Other parties named as defendants are Goran, Goran's subsidiaries, Symons International Group (Florida), Inc. and Granite Re, Superior Group Management, Superior, Superior American, Superior Guaranty, Pafco and three individuals who were or are officers or directors of the Company. Goran, Granite Re, Symons International Group (Florida), Inc, Superior Group Management, Superior, Superior American, Superior Guaranty and certain individual defendants have filed motions to dismiss for lack of personal jurisdiction which are pending. The case purports to be brought on behalf of an IGF insured seeking to recover alleged damages based on allegations of bad faith, negligent claims handling and breach of fiduciary duties with respect to a claim which arose from an accident caused by the IGF insured. IGF believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

See footnote 12, "Regulatory Matters", and footnote 13, "Commitment and Contingencies", to the Company's consolidated financial statements in Part II of this report, incorporated herein by reference, for additional legal matters. The Company's insurance subsidiaries are parties to other litigation arising in the ordinary course of business which the Company does not believe will have a material adverse effect upon the Company's and its affiliates financial conditions or results. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimate costs of litigation.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                                     PART II

ITEM  5  -  MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Information regarding the trading market for the Company's common stock, the range of selling prices for each quarterly period since January 1, 2000, and the approximate number of holders of common stock as of December 31, 2002 and other matters is included under the caption "Market and Dividend Information" on page 42 of the 2002 Annual Report, included as Exhibit 13, which information is incorporated herein by reference. No securities were issued in the fourth quarter of 2002.

                                      DRAFT

The following table sets forth certain information as of December 31, 2002 regarding securities of the Registrant authorized for issuance under the Company's equity compensation plans. As of December 31, 2002, all of the Company's equity compensation plans were approved by the Company's shareholders.

                                                                         NUMBER OF SECURITIES
                                                                         REMAINING AVAILABLE FOR
                                                                         FUTURE ISSUANCE UNDER
                                                                         EQUITY COMPENSATION
                           NUMBER OF SECURITIES TO  WEIGHTED-AVERAGE     PLANS (EXCLUDING
                           BE ISSUED UPON EXERCISE  EXERCISE PRICE OF    SECURITIES REFLECTED IN
PLAN CATEGORY              OF OUTSTANDING OPTIONS   OUTSTANDING OPTIONS     COLUMN (A))
                           ----------------------  --------------------  -----------------------
Equity compensation plans
 approved by shareholders               1,145,000  $             0.5503      355,000
                           ----------------------  --------------------  -----------
Equity compensation plans
 not approved by
 shareholders . . . . . .                      --                    --           --
                           ----------------------  --------------------  -----------
Total . . . . . . . . . .               1,145,000  $             0.5503      355,000
-------------------------  ----------------------  --------------------  -----------

The Company's Stock Option Plan provides it with the authority to grant nonqualified stock options and incentive stock options to officers and key employees of the Company and its subsidiaries and nonqualified stock options to non-employee directors of the Company and Goran. Options have been granted at an exercise price equal to the fair market value of the Company's stock at date of grant. All of the outstanding stock options vest and become exercisable in three equal installments on the first, second and third anniversaries of the date of grant.

ITEM  6  -  SELECTED  FINANCIAL  DATA

The data included on page 4 of the 2002 Annual Report, included as Exhibit 13, under "Selected Financial Data" is incorporated herein by reference.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2002 Annual Report on pages 5 through 14 included as Exhibit 13 is incorporated herein by reference.

ITEM  7A  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The discussion entitled "Quantitative and Qualitative Disclosures About Market Risk" included in the 2002 Annual Report on pages 12 through 14 included as
Exhibit  13  is  incorporated  herein  by  reference.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  Consolidated  Financial  Statements  in the 2002 Annual Report, included as
Exhibit 13, and listed in Item 15 of this Report are incorporated herein by reference.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTORS  OF  THE  REGISTRANT

The following table sets forth certain information as of April 30, 2003 regarding current directors of the Company:


Name                             Age               Director  Since

G.  Gordon  Symons               81                    1987
Douglas  H.  Symons              50                    1987
Terry  W.  Anker                 37                    2001
Michael  D.  Puckett             50                    2002

G. Gordon Symons has been Chairman of the Board of Directors of the Company since its formation in 1987. Mr. Symons founded the predecessor to Goran, the 73.8% shareholder of the Company, in 1964 and has served as the Chairman of the Board of Goran since its formation in 1986. Mr. Symons also served as the President of Goran until 1992 and the Chief Executive Officer of Goran until 1994. Mr. Symons currently serves as a director of Symons International Group Ltd. ("SIGL"), a Canadian corporation controlled by him, which together with members of the Symons family, controls Goran. Mr. Symons also serves as Chairman of the Board of Directors of all of the subsidiaries of Goran. Mr. Symons is the father of Douglas H. Symons.

Douglas H. Symons served as the Company's Chief Operating Officer from July 1996 until he became its Chief Executive Officer in November 1999. Mr. Symons also served as Chief Executive Officer of the Company from 1989 until July 1996. Mr. Symons has been a director of Goran since 1989 and served as Goran's Chief Operating Officer and Vice President from 1989 until May 31, 2002 when he became Chief Executive Officer and President. Mr. Symons is the son of G. Gordon Symons.

Terry W. Anker is the chairman of the board of Anthology Companies, a holding company consisting of Keystone Lighting and Keystone's Light Lab, retail and wholesale residential lighting distribution businesses. Mr. Anker previously led the Marion County, Indiana Regulatory Review Commission, an organization charged with streamlining city-county government bureaucracy in Indianapolis, Indiana. Mr. Anker also developed the I.T.S. technology for electronic submission of court filings for HPS, Inc.

Michael D. Puckett is President and Chief Executive Officer of CFG Wealth Management Services, Inc., an SEC Registered Investment Advisor authorized to transact business in all 50 states. Mr. Puckett is a Certified Financial Planner.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, as well as persons who own more than 10% of the outstanding common shares of the Company, to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section
16(a) forms they file. Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons that no reports were required for those persons, the Company believes that during 2002, all filing requirements applicable to its officers, directors and greater than 10% shareholders were met.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Presented below is certain information regarding the executive officers of the Company who are not also directors. Their respective ages and their respective positions with the Company are listed as follows:

NAME                    AGE      POSITION

Bruce  K.  Dwyer        53       Chief  Financial  Officer

Gregg  F.  Albacete     41       Vice President and Chief Information Officer
of  the  Company

David N. Hafling        55       Vice President and Chief Actuary of the Company

Mr. Dwyer has served as interim Chief Financial Officer of the Company since September 2002. Mr. Dwyer also served as Chief Financial Officer of Goran and the Company in 1999 and 2000 and in a similar position in Goran from 1981 to 1996. Since 2000 Mr. Dwyer also has had a consulting practice which he also had from 1996 to 1999.

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

ITEM  11  -  EXECUTIVE  COMPENSATION

The following table shows the cash compensation paid by the Company or any of its subsidiaries and other compensation paid during the last three calendar years to the Company's Chief Executive Officer during 2002 and the Company's four other most highly paid executive officers during 2002 (the "named executive officers").



SUMMARY  COMPENSATION  TABLE

                                          ANNUAL COMPENSATION
                                          -------------------
                                                                      LONG TERM
                                                                    COMPENSATION
                                                                        AWARDS
                                                                      SECURITIES         ALL
                                                                      UNDERLYING        OTHER
NAME AND PRINCIPAL POSITION           YEAR           SALARY    BONUS    OPTIONS   COMPENSATION
-----------------------------  -------------------  --------  --------  --------  -------------

Douglas H. Symons . . . . . .        2002           $186,218  $ 25,368         0  $     17,5261
Chief Executive Officer and .        2001           $375,000  $      0         0  $      1,6512
President . . . . . . . . . .        2000           $375,000  $      0   210,000  $     45,8463
                               -------------------  --------  --------  --------  -------------
                                     2002           $235,105  $      0         0  $    262,3715
Gene S. Yerant4 . . . . . . .        2001           $500,000  $    912         0  $     11,2236
Executive Vice President. . .        2000           $500,000  $250,000         0  $     21,6357
                               -------------------  --------  --------  --------  -------------
Bruce Dwyer, Chief Financial
Officer8. . . . . . . . . . .        2002           $      0  $      0         0       $ 6,5349
                               -------------------  --------  --------  --------
                                     2002           $152,367  $  5,000         0  $      1,9812
David N. Hafling. . . . . . .        2001           $135,230  $      0         0  $      1,7432
Vice President, Chief Actuary        2000           $118,846  $      0     2,000  $        3002
                               -------------------  --------  --------  --------  -------------
Gregg F. Albacete . . . . . .        2002           $196,226  $      0         0  $      1,9812
Vice President, Chief . . . .        2001           $184,875  $ 37,986         0  $      1,7472
Information  Officer. . . . .        2000           $175,000  $ 50,000    10,000  $    19,32510
-----------------------------  -------------------  --------  --------  --------  -------------

1 Includes $1,981 of health and life insurance premiums and $15,545 for reimbursement of medical expenses.
2    Health  and  life  insurance  premiums.
3 Includes $43,510 of accrued vacation and $2,336 of health and life insurance premiums.
4    Mr.  Yerant's  employment  terminated  May  20,  2002.
5 Includes a severance payment of $250,000 and health, life and property insurance premiums of $12,371.
6    Includes  $1,990  of  health  and  life  insurance  premiums.
7 Includes $19,067 of relocation expenses and $2,568 of health and life insurance premiums.
8 Since October 2002, Mr. Dwyer has been serving as the Company's interim Chief Financial Officer.
9    Consulting  fee.
10 Includes $17,362 of relocation expenses and $1,963 of health and life insurance premiums.


OPTION  EXERCISES  AND  YEAR-END  VALUES

The following table shows unexercised stock options held by the Company's named executive officers at December 31, 2002. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options. The closing OTC stock price as of December 31, 2002 was $.03, which was lower than the option exercise prices; therefore, there were no unexercised in-the-money options. There were no exercises of stock options by the named executive officers during 2002.




AGGREGATED  OPTION  EXERCISES  IN  2002
AND  DECEMBER  31,  2002  OPTION  VALUES

                   NUMBER OF SHARES UNDERLYING   VALUE OF UNEXERCISED
                   UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
NAME               DECEMBER 31, 2002             DECEMBER 31, 2002
                  -------------------------------------------------------
                   Exercisable  Unexercisable  Exercisable  Unexercisable
                   -----------  -------------  -----------  -------------
Douglas H. Symons      210,000              0            0              0
                   -----------  -------------  -----------  -------------
Gene S. Yerant. .            0              0            0              0
                   -----------  -------------  -----------  -------------
Alan G. Symons. .            0              0            0              0
                   -----------  -------------  -----------  -------------
David N. Hafling.        6,667          3,333            0              0
                   -----------  -------------  -----------  -------------
Gregg F. Albacete        6,667          3,333            0              0
                   -----------  -------------  -----------  -------------
Bruce Dwyer . . .            0              0            0              0
-----------------  -----------  -------------  -----------  -------------

11 Based on the December 31, 2002 closing OTC stock price which was $.03 per share.

STOCK  OPTION  GRANTS

There were no grants of stock options to the Company's named executive officers in 2002.

LONG  TERM  INCENTIVE  PLAN  AWARDS  IN  2002

There were no long-term incentive plan awards to the Company's named executive officers in 2002.

Report  of  the  Compensation  Committee

The Committee regularly reviews the Company's executive compensation policies and practices and approves of the compensation of executive officers. The Committee's executive compensation policy is designed to attract, retain, and motivate highly talented individuals at the executive level of the organization. Executive compensation is based on the level of job responsibility, individual performance, and Company performance. Compensation also reflects the value of the job in the marketplace. To attract and retain highly skilled executives, the Company must remain competitive with the pay of other premier employers who compete with the Company for talent. The Committee believes that the Company's executive compensation program reflects these principles and gives executives strong incentives to maximize Company performance and therefore enhance shareholder value. The policy consists of both annual and long-term components, which should be considered together in assessing whether the policy is attaining its objectives.

To align the interest of employees with those of shareholders, the Company provides employees the opportunity for equity ownership through the Plan. The Compensation Committee makes recommendations to the board for the award of stock options pursuant to the Plan. The objectives of the Plan are to align employee and shareholder long-term interests by creating a strong and direct link between employee compensation and shareholder return and to enable employees to develop and maintain a long-term ownership position in the Company's common stock. A total of 1,500,000 shares of the Company's common stock have been reserved for issuance under the Plan. As of April 17, 2003, 615,000 shares were available for grant of options pursuant to the Plan. There were no grants of options during 2002.

The Company's total compensation program for officers includes base salaries, bonuses and the grant of stock options pursuant to the Plan. The Company's primary objective is to achieve above-average performance by providing the opportunity to earn above-average total compensation (base salary, bonus and value derived from stock options) for above-average performance. The program is designed to attract, motivate, reward and retain the management talent required to serve shareholder, customer and employee interests. The Company believes that this program also motivates the Company's officers to acquire and retain appropriate levels of stock ownership. It is the opinion of the Compensation Committee that the total compensation earned by Company officers during 2002 achieves these objectives and is fair and reasonable.

The compensation of Douglas H. Symons, Chief Executive Officer of the Company, was approved by the Compensation Committee in March, 1999. Effective May 31, 2002, Goran Capital Inc. agreed to pay the salary of Douglas H. Symons. The Committee has reviewed the salary of Douglas H. Symons subsequent to the date he became Chief Executive Officer. The Compensation Committee has reviewed other compensation paid to Douglas H. Symons during 2002.

Federal income tax law disallows corporate deductibility for "compensation" paid in excess of $1 million, unless such compensation is payable solely on account of achievement of an objective performance goal. As part of its on-going responsibilities with respect to executive compensation, the Compensation Committee will monitor this issue to determine what actions, if any, should be taken as a result of the limitation on deductibility.

The  Compensation  Committee

Terry  W.  Anker,  Chairman
Michael  D.  Puckett
Douglas  H.  Symons

Compensation  Committee  Interlocks  and  Insider  Participation

Prior  to  May 31, 2002, the Company's Compensation Committee consisted of Terry
W. Anker, Robert C. Whiting and Douglas H. Symons. Mr. Whiting resigned as a director of the Company on May 31, 2002. Michael D. Puckett joined the Company's Compensation Committee on November 13, 2002. Neither Mr. Whiting nor Mr. Puckett has any interlocks reportable under Item 402(j)(3) of Regulation S-K. Douglas H. Symons has served as a director and executive officer of the Company since its formation in 1987 and as a director and executive officer of Goran, the majority owner of the Company, since 1989. Douglas H. Symons is also an executive officer of each of the Company's subsidiaries. G. Gordon Symons, Chairman of the Company, is a director of each of the Company's subsidiaries and is empowered to determine the compensation of the executive officers of the Company's subsidiaries. Alan G. Symons was an executive officer and director of the Company and its subsidiaries until May 31, 2002.

Compensation  of  Directors

Directors of the Company who are not employees of the Company or its affiliates receive an annual retainer of $10,000. In addition, the Company reimburses its directors for reasonable travel expenses incurred in attending board and board committee meetings. Each director of the Company who is not also an employee of the Company receives a meeting fee of $1,000 for each committee meeting attended, with committee chairs receiving an additional $1,500 per quarter. EMPLOYMENT AGREEMENTS

Certain of the Company's officers have entered into employment contracts with the Company or one of its subsidiaries.

Douglas H. Symons, Chief Executive Officer of the Company, is subject to an employment agreement, with such agreement calling for a base salary of not less than $500,000 per year. This agreement became effective on May 31, 2002 and continues in effect for an initial period of two years. Upon the expiration of the initial two-year period, the term of the agreement is automatically extended from year to year thereafter and is cancelable upon six months' notice. This agreement contains customary restrictive covenants respecting confidentiality and non-competition during the term of employment and for a period of two years after the termination of the agreement. In addition to annual salary, Douglas
H. Symons may earn a bonus in an amount ranging from 0 to 100% of base salary. At the discretion of the board, bonus awards may be greater than the amounts indicated if agreed upon financial targets are exceeded. Upon a change of control of the Company or Goran and in the event of a non-renewal of Douglas H. Symons' employment agreement, Douglas H. Symons is entitled to a severance amount equal to two years salary. On May 31, 2002 Douglas H. Symons became the Chief Executive Officer and President of Goran, and Goran approved the payment of Goran's and the Company's annual salary obligations under the employment agreement.

The Company and Goran entered into an employment agreement with David N. Hafling under which he serves as Vice President and Chief Actuary of the Company. The agreement became effective on October 15, 2001 and continues until December 31, 2004. The agreement is automatically renewed for one year periods thereafter unless earlier terminated upon 60 days advance notice. The agreement provides that Mr. Hafling will receive a base salary of not less than $150,000 annually and an annual bonus of up to $30,000.

The Company and Goran entered into an employment agreement with Gregg F. Albacete, Vice President and Chief Information Officer of the Company. The agreement became effective on January 26, 2000 for an initial term of three years and was automatically renewable for one-year periods thereafter unless sooner terminated. The agreement provided for a base salary of not less than $175,000 annually and an annual bonus of up to $75,000. This agreement terminated on January 31, 2003.

The Company and Goran entered into an employment agreement with Gene S. Yerant under which he served as Executive Vice President of the Company and President of Superior Insurance Group, Inc., a subsidiary of the Company. The agreement became effective on January 10, 2000 and was terminated on May 20, 2002. The agreement provided for a base salary of $500,000 annually and a bonus of up to 100% of salary based upon achievement of certain performance objectives. Following the termination of the employment of Gene S. Yerant on May 20, 2002, the Company and Goran entered into an agreement with Mr. Yerant which provided for two separation payments of $250,000 each, both of which were paid as of January 31, 2003.

The Company, Goran, and Granite Reinsurance Company Ltd. ("Granite Re"), a wholly-owned subsidiary of Goran, have entered into an employment agreement with
G. Gordon Symons, Chairman of the Board of the Company, pursuant to which G. Gordon Symons is entitled to receive from Granite Re an annual sum of $150,000. Upon a change of control of the Company or Goran, G. Gordon Symons is entitled to a payment in the amount of $1,125,000. In the event Granite Re shall fail to pay the amounts due under the agreement, the Company and Goran become jointly and severally liable for such amounts.

The Company, Goran, Granite Re, Goran Management Bermuda Ltd. ("Goran Bermuda") and G. Gordon Symons have entered into a consulting agreement, pursuant to which Goran Bermuda is entitled to receive from Granite Re an annual sum of $250,000. Upon a change of control of the Company or Goran, Goran Bermuda is entitled to a payment in the amount of $1,875,000. In the event Granite Re shall fail to pay the amounts due under the agreement, the Company and Goran become jointly and severally liable for such amounts.

PERFORMANCE  GRAPH

The following performance graph compares the cumulative total shareholder return on the Company's common stock with Standard & Poor's 500 Stock Index and the Company's peer group for the years 1996 through 2002.

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that may incorporate future filings (including this proxy statement, in whole or in part), the preceding Compensation Committee and Audit Committee Reports and the stock price performance graph shall not be incorporated by reference in any such filings.


Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that may incorporate future filings (including this proxy statement, in whole or in part), the preceding Compensation Committee and Audit Committee Reports and the stock price performance graph shall not be incorporated by reference in any such filings.


                               [GRAPHIC  OMITED]


ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table shows, as of April 21, 2003, the number and percentage of shares of common stock of the Company held by each person known to the Company to own beneficially more than five percent of the issued and outstanding common stock of the Company, and the ownership interests of each of the Company's directors and named executive officers, and all directors and executive officers of the Company as a group, in the common stock of the Company and in the common stock of the Company's 73.8% shareholder, Goran. Unless otherwise indicated in a footnote to the following table, each beneficial owner possesses sole voting and investment power with respect to the shares owned.

                                              SYMONS INTERNATIONAL GROUP, INC.    GORAN CAPITAL INC.
                                              --------------------------------    -------------------
                                                  AMOUNT AND                     AMOUNT AND
                                                  NATURE OF                      NATURE OF
                                                  BENEFICIAL     PERCENT OF      BENEFICIAL     PERCENT OF
NAME                                              OWNERSHIP      CLASS           OWNERSHIP      CLASS
----------------------------------------------------------------------------------------------------------
G. Gordon Symons1 . . . . . . . . . .               520,000       4.8%            2,375,524        42.1%
                                       --------------------------------  -------------------  ----------
Douglas H. Symons3. . . . . . . . . .               245,500       2.3%              311,455         5.7%
                                       --------  ----------------------  -------------------  ----------
Alan G. Symons2 . . . . . . . . . . .                72,691          *              568,065        10.5%
                                       --------------------------------  -------------------  ----------
Gene S. Yerant. . . . . . . . . . . .                     0          0                    0           0
                                       --------------------------------  -------------------  ----------
David N. Hafling4 . . . . . . . . . .                10,000          *                3,333           *
                                       ---------- ---------------------  -------------------  ----------
Gregg F. Albacete6. . . . . . . . . .                10,000          *                6,666           *
                                       --------------------------------  -------------------  ----------
Bruce Dwyer . . . . . . . . . . . . .                     0          0               21,666           *
                                       -------------------------------  -------------------  ----------  -
Terry W. Anker. . . . . . . . . . . .                     0          0                    0           0
                                       --------------------------------  -------------------  ----------
Michael D. Puckett. . . . . . . . . .                     0          0                    0           0
                                       --------------------------------  -------------------  ----------
Goran Capital Inc. 5. . . . . . . . .             7,666,283      73.8%                    0           0
                                       --------------------------------  -------------------  ----------
All executive officers and directors
 as a group (9 persons) . . . . . . .               858,191       7.7%            3,286,709        57.3%
-------------------------------------  --------------------------------  -------------------  ----------

*     Less  than  1%  of  class.
1 With respect to the shares of the Company, 10,000 shares are owned directly and 510,000 shares may be purchased pursuant to stock options that are exercisable within 60 days. With respect to the shares of Goran, 479,111 shares are held by trusts of which Mr. Symons is the beneficiary, 1,646,413 of the shares indicated are owned by Symons International Group Ltd., of which Mr. Symons is the controlling shareholder, and 250,000 shares are subject to options exercisable within 60 days.
2 With respect to the shares of Goran, 387,215 are held by a trust over which Mr. Symons exercises limited direction, and 180,850 are owned directly.
3 With respect to shares of the Company, 35,500 shares are owned directly and 210,000 shares may be purchased pursuant to stock options that are exercisable within 60 days. With respect to shares of Goran, 251,455 shares are owned directly and 60,000 shares are subject to options that are exercisable within 60 days.
4 With respect to shares of the Company 10,000 shares may be purchased pursuant to stock options that are exercisable within 60 days. With respect to shares of Goran, 3,333 shares may be purchased pursuant to stock options exercisable within 60 days.
5 Goran's office address is 2 Eva Road, Suite 200, Toronto, Ontario Canada M9C 2A8.
6 With respect to shares of the Company 10,000 shares may be purchased pursuant to stock options that are exercisable within 60 days. With respect to shares of Goran, 6,666 shares may be purchased pursuant to stock options exercisable within 60 days.


ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company has made the following personal loans to Alan G. Symons, who resigned as an executive officer and director of the Company on May 31, 2002, which were outstanding during 2002:

                      LARGEST LOAN BALANCE    BALANCE AS OF
DATE OF LOAN               DURING 2002       MARCH 31, 2003   INTEREST RATE
--------------------  ---------------------  ---------------  --------------

February 24, 1988(2)  $              27,309  $        27,309            None
                      ---------------------  ---------------  --------------
March 19, 1998(3). .  $              15,293  $        15,293           5.85%
                      ---------------------  ---------------  --------------
October 28, 1999(5).  $             119,500  $       121,125           6.50%
--------------------  ---------------------  ---------------  --------------

The Company has made the following personal loans to Douglas H. Symons, which were outstanding during 2002:


                       LARGEST LOAN BALANCE    BALANCE AS OF
DATE OF LOAN                DURING 2002       MARCH 31, 2003   INTEREST RATE
---------------------  ---------------------  ---------------  --------------

February 24, 1988(1).  $               2,219  $         2,219            None
                       ---------------------  ---------------  --------------
Prior to 1997(1). . .  $              66,256  $        66,256            None
                       ---------------------  ---------------  --------------
September 29, 1999(4)  $             119,500  $       121,125            6.5%
                       ---------------------  ---------------  --------------
June 28, 2000(1). . .  $              80,000  $        80,000            None
                       ---------------------  ---------------  --------------
June 4, 2001(1) . . .  $              50,000  $        50,000            None
---------------------  ---------------------  ---------------  --------------

(1)  The  loan  by the Company represents an advance and does not bear interest.
(2) The loans by the Company to Alan G. Symons in 1986 and 1988 were made to facilitate the purchase of common shares of the Company, are collateralized by a pledge of the common shares of the Company acquired, are payable on demand and are interest free.
(3) The loan by SIG to Alan G. Symons on March 19, 1998 was made to satisfy obligations to third parties. Such loan was erroneously referred to in Goran's 2002 Proxy Statement as a loan by Goran. Such loan was secured by a pledge of his options to purchase shares in Superior Insurance Group Management, Inc. (formerly, GGS Management Holdings, Inc.), a subsidiary of the Corporation, and bore interest at the rate of 5.85% per year. The principal of the loan was repaid during 1999. The balance remaining represents interest on the loan.
(4) The loan by the Company to Douglas H. Symons on September 29, 1999 was made to satisfy indebtedness to third parties. Such loan is unsecured, bears interest at the rate of 6.5% per year and is payable on demand.
(5) The loan by the Company to Alan G. Symons on October 28, 1999 was made to satisfy indebtedness to third parities, is unsecured, bears interest at the rate of 6.5% and is payable on demand.


On December 28, 2001, Superior Insurance Group, Inc., a subsidiary of the Company, obtained a line of credit from Granite Reinsurance Company Ltd. ("Granite Re"), a wholly-owned subsidiary of Goran, in the amount of $2,500,000. On October 23, 2002, Superior Insurance Group, Inc. obtained an additional line of credit of up to $1,000,000 from Granite Re. Both of the loans bear interest at a rate equal to the prime rate plus 5 %. The total principal balance outstanding on the loans as of April 17, 2003 was $2,030,000.

In 1997, the Company guaranteed a personal loan by an unrelated third party lender to Douglas H. Symons in the amount of $250,000. During 2002, the loan was renewed by the unrelated third party lender, and the Company did not renew its guarantee.

Pafco General Insurance Company ("Pafco"), an insurance subsidiary of the Company, engaged in reinsurance transactions with Granite Re during 2002. Granite Re is a wholly owned subsidiary of Goran.

On an ongoing basis, Pafco also reinsures with Granite Re non-automobile business written by Pafco and originated through Symons International Group (Florida), Inc., a subsidiary of Goran. Pafco did not cede premiums to Granite Re under this reinsurance agreement in 2002. Those reinsurance arrangements have been continued for 2003.

During 2002, IGF paid $500,000 to Granite Re as consideration for an indemnity provided to a third party by Granite Re for the benefit of IGF.

The Company paid $12,967 to Stargate Solutions Group, Inc. in 2002 for consulting and other services relative to the conversion to the Company's non-standard automobile operating system. Stargate Solutions Group, Inc., is owned by Kirk Symons, son of G. Gordon Symons and brother of Alan G. Symons and Douglas H. Symons.

During 2002, the Company paid David G. Symons approximately $7,076 for legal services. David G. Symons is the son of Alan G. Symons.

Superior Insurance Group, Inc., a wholly owned subsidiary of the Company, owns a less than 1% limited partnership interest in Monument Capital Partners I. The amount of the investment was $100,000. Larry S. Wechter, a director of the Company until August 12, 2002, is Managing Director and Chief Executive Officer of Monument Advisors, Inc. and Alan G. Symons, a director of the Company until May 31, 2002, is a director of Monument Advisors, Inc. Monument Advisors, Inc. is the general partner of Monument Capital Partners I.

                                     PART IV

ITEM  14  -  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company is timely gathered, analyzed and disclosed to such officers within the Company, as appropriate, to allow timely decisions regarding required disclosure in the Company's reports filed under the Securities Exchange Act of 1934, as amended.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.

ITEM  15  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND REPORTS ON FORM 8-K

The documents listed below are filed as a part of this Report, except as otherwise indicated:

1. Financial Statements. The following described consolidated financial statements found on the pages of the 2002 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

Description  of Financial Statement Item          Location in 2002 Annual Report
----------------------------------------          ------------------------------

Report  of  Independent  Accountants                              Page  45

Consolidated  Balance  Sheets,  December  31,
2002  and  2001                                                   Page  17

Consolidated  Statements  of  Operations,  Years
Ended  December  31,  2002,  2001  and  2000                      Page  18

Consolidated  Statements  of  Changes  In
Shareholders'  Equity  (Deficit),  Years  Ended
December  31,  2002,  2001  and  2000                             Page  19

Consolidated  Statements  of  Cash  Flows,
Years  Ended  December  31,  2002,  2001  and  2000               Page  20

Notes  to  Consolidated  Financial  Statements,
Years  Ended  December  31,  2002,
2001  and  2000   Pages 21 through                                      44

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

4. Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of 2002.

BOARD  OF  DIRECTORS  AND  SHAREHOLDERS  OF
SYMONS  INTERNATIONAL  GROUP,  INC.  AND  SUBSIDIARIES

The audit referred to in our report dated May 9, 2003, relating to the consolidated financial statements of Symons International Group, Inc. and subsidiaries, which is incorporated in Item 8 of this Form 10-K by reference to the annual report to shareholders for the year ended December 31, 2002 included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/  BDO  Seidman,  LLP

BDO  SEIDMAN,  LLP
Grand  Rapids,  Michigan
May  9,  2003

SYMONS  INTERNATIONAL  GROUP,  INC.
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES.

The information required by this schedule is included in Note 3 of Notes to Consolidated Financial Statements.

SYMONS  INTERNATIONAL  GROUP,  INC.  -  CONSOLIDATED
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
(Parent  Company)
Balance  Sheets
As  of  December  31,  2002  and  2001
(In  thousands,  except  share  data)
                                                             2002        2001
                                                          ----------  ----------
ASSETS
Investments in and advances to related parties . . . . .  $   7,921   $  25,509
Cash and cash equivalents. . . . . . . . . . . . . . . .          -         267
Property and equipment . . . . . . . . . . . . . . . . .         26          40
Investments. . . . . . . . . . . . . . . . . . . . . . .        249          77
Other. . . . . . . . . . . . . . . . . . . . . . . . . .         85           -
Intangible assets. . . . . . . . . . . . . . . . . . . .      4,205       4,376
                                                          ----------  ----------
Total Assets . . . . . . . . . . . . . . . . . . . . . .  $  12,486   $  30,269
                                                          ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued distributions on preferred securities. . . . . .  $  49,227   $  33,203
Federal income tax payable . . . . . . . . . . . . . . .      4,326       1,639
Other. . . . . . . . . . . . . . . . . . . . . . . . . .      2,812       4,439
                                                          ----------  ----------
Total Liabilities. . . . . . . . . . . . . . . . . . . .     56,365      39,281
                                                          ----------  ----------
Mandatorily redeemable
Preferred securities . . . . . . . . . . . . . . . . . .    135,000     135,000
                                                          ----------  ----------
Shareholders' Equity:
Common stock, no par value, 100,000,000 shares
Authorized, 10,385,399 and 10,385,399 issued and
outstanding. . . . . . . . . . . . . . . . . . . . . . .     38,136      38,136
Additional paid-in capital . . . . . . . . . . . . . . .      5,851       5,851
Unrealized loss on investments (net of deferred taxes of
 $nil in 2002 and 2001 . . . . . . . . . . . . . . . . .     (2,220)     (2,613)
Retained earnings. . . . . . . . . . . . . . . . . . . .   (220,646)   (185,386)
                                                          ----------  ----------
Total Shareholders' Deficit. . . . . . . . . . . . . . .   (178,879)   (144,012)
                                                          ----------  ----------
Total Liabilities and Shareholders' Equity . . . . . . .  $  12,486   $  30,269
                                                          ==========  ==========



SYMONS  INTERNATIONAL  GROUP,  INC.  -  CONSOLIDATED
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
Statements  of  Operations
For  The  Years  Ended  December  31,  2002,  2001  and  2000
(In  thousands)
                                                                   2002        2001        2000
                                                                ----------  ----------  ----------
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,675   $   1,175   $     600
Net investment income. . . . . . . . . . . . . . . . . . . . .      6,329       6,335       6,456
                                                                ----------  ----------  ----------
Total revenue. . . . . . . . . . . . . . . . . . . . . . . . .      8,004       7,510       7,056
                                                                ----------  ----------  ----------
Expenses:
    Policy acquisition and general and administrative expenses        156       3,104      39,032
    Interest expense . . . . . . . . . . . . . . . . . . . . .        171           -           -
                                                                ----------  ----------  ----------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . .        327       3,104      39,032
                                                                ----------  ----------  ----------
Income before taxes and minority interest. . . . . . . . . . .      7,677       4,406     (31,976)
Provisions for income taxes. . . . . . . . . . . . . . . . . .      2,687       1,542       1,393
                                                                ----------  ----------  ----------
Net income (loss) before minority interest . . . . . . . . . .      4,990       2,864     (33,369)
Minority interest:
    Equity in consolidated subsidiaries. . . . . . . . . . . .    (24,225)    (20,950)    (41,469)
    Distributions on preferred securities, net of tax. . . . .    (16,025)    (14,806)    (13,587)
                                                                ----------  ----------  ----------
Net loss for the period. . . . . . . . . . . . . . . . . . . .    (35,260)    (32,892)    (88,425)
Change in unrealized gains (losses) on securities. . . . . . .        393       1,325         960
Equity (deficit), beginning of year. . . . . . . . . . . . . .   (144,012)   (112,445)    (24,980)
                                                                ----------  ----------  ----------
Equity (deficit), end of year. . . . . . . . . . . . . . . . .  $(178,879)  $(144,012)  $(112,445)
                                                                ==========  ==========  ==========


SYMONS  INTERNATIONAL  GROUP,  INC.
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
Statements  of  Cash  Flow
For  The  Years  Ended  December  31,  2002,  2001  and  2000
(In  thousands)

                                                            2002       2001       2000
                                                          ---------  ---------  ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(35,260)  $(32,892)  $(88,425)
Cash flows from operating activities:
Adjustments to reconcile net cash provided by (used in)
    Operations:
    Equity in net loss of  subsidiaries. . . . . . . . .    24,225     20,950     41,469
Accrued Distributions on Preferred Securities. . . . . .    16,025     14,806     13,587
    Depreciation of property and equipment . . . . . . .        15         15         17
    Amortization of intangible assets. . . . . . . . . .       171        171     34,977
Stock issuance from Demutualization. . . . . . . . . . .      (175)         -          -
Net changes in operating assets and liabilities:
    Other assets . . . . . . . . . . . . . . . . . . . .       (85)         -       (210)
    Federal income taxes . . . . . . . . . . . . . . . .     2,687       (277)    (1,853)
    Other liabilities. . . . . . . . . . . . . . . . . .    (1,628)     3,582        622
                                                          ---------  ---------  ---------
Net cash provided by (used in) operations. . . . . . . .     5,975      6,355        184
                                                          ---------  ---------  ---------
Cash flows used in investing activities:
    Purchase of property and equipment . . . . . . . . .         -        (90)         -
                                                          ---------  ---------  ---------
Net cash (used in) investing activities: . . . . . . . .         -        (90)         -
                                                          ---------  ---------  ---------
Cash flows provided by financing activities:
    Contributions of capital or dividends received from
       Subsidiaries. . . . . . . . . . . . . . . . . . .    (6,242)    (6,033)    (5,037)
    Loans (to)/from related parties. . . . . . . . . . .         -        (50)         -
                                                          ---------  ---------  ---------
Net cash provided by (used in) financing activities. . .    (6,242)    (6,083)    (5,037)
                                                          ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents . . . .      (267)       182     (4,853)
Cash and cash equivalents - beginning of year. . . . . .       267         85      4,938
                                                          ---------  ---------  ---------
Cash and cash equivalents - end of year. . . . . . . . .  $      -   $    267   $     85
                                                          =========  =========  =========

SYMONS  INTERNATIONAL  GROUP,  INC.  -  CONSOLIDATED
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
For  The  Years  Ended  December  31,  2002,  2001  and  2000

BASIS  OF  PRESENTATION

The condensed financial information should be read in conjunction with the consolidated financial statements of Symons International Group, Inc. The condensed financial information includes the accounts and activities of the parent company which acts as the holding company for the insurance subsidiaries.

SYMONS  INTERNATIONAL  GROUP,  INC.  -  CONSOLIDATED
SCHEDULE  IV  -  REINSURANCE
For  The  Years  Ended  December  31,  2002,  2001  and  2000
(In  thousands)


PROPERTY AND LIABILITY INSURANCE       2002        2001       2000
                                     ---------  ----------  ---------
Direct amount . . . . . . . . . . .  $107,708   $ 159,821   $168,626
Assumed from other companies. . . .        67       1,271      5,835
Ceded to other companies. . . . . .   (77,291)   (105,158)   (78,621)
                                     ---------  ----------  ---------
Net amounts . . . . . . . . . . . .  $ 30,484   $  55,934   $ 95,840
                                     =========  ==========  =========
Percentage of amount assumed to net       0.2%        2.3%       6.1%


SYMONS  INTERNATIONAL  GROUP,  INC.  -  CONSOLIDATED
SCHEDULE  V  -  VALUATION  AND  QUALIFYING  ACCOUNTS
For  The  Years  Ended  December  31,  2002,  2001  and  2000
(In  Thousands)

                                         2002               2001               2000
                                   Allowance  for      Allowance  for     Allowance  for
                                   Doubtful Accounts   Doubtful Accounts  Doubtful Accounts
                                   ------------------  ------------------  ------------------
Additions:

Balance at beginning of period. .  $            1,526  $            1,940  $            1,479

Charged to costs and expenses (1)               1,448               6,122               9,623

Charged to other accounts . . . .                   -                   -                   -

Deductions from reserves. . . . .               2,730               6,536               9,162
                                   ------------------  ------------------  ------------------

Balance at end of period. . . . .  $              244  $            1,526  $            1,940
                                   ==================  ==================  ==================

(1) The Company monitors the adequacy of its allowance for doubtful accounts monthly and believes the balance of such allowance at December 31, 2002, 2001 and 2000 was adequate.


SYMONS  INTERNATIONAL  GROUP,  INC.  -  CONSOLIDATED
SCHEDULE  VI  -  SUPPLEMENTAL  INFORMATION  CONCERNING
PROPERTY  -  CASUALTY  INSURANCE  OPERATIONS
For  The  Years  Ended  December  31,  2002,  2001  and  2000
(In  thousands)


CONSOLIDATED  PROPERTY  -  CASUALTY  ENTITIES

                      Reserves
                        For
                       Unpaid                                                 Amorti-
                       Claims                                                 zation of
        Deferred    And                                                       Deferred   Paid Claims
         Policy    Claim                          Net        Claims and       Policy     and Claim
        Acquisi-   Adjust-                       Invest  Adjustment Expenses  Acqui-     Adjust-
          tion      ment    Unearned   Earned     ment        Incurred        sition     Ment        Premium
Year      Costs   Expense   Premiums   Premiums  Income      Related to:      Costs      Expense      Written
---- ---------------------------------------------------------------------------------------------------------------
                                                           Current   Prior
                                                            Years    Years
                                                           -------   ------
2000      6,454  108,117    62,386    137,706    10,074    127,497  (14,118)  37,453    167,442     174,461
2001        763   81,142    59,216     76,947     6,286     69,667      774   33,747    104,764     161,092
2002        -     67,204    35,797     37,662     4,139     35,413   12,775   19,624     55,585      107,775

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

     Symons  International  Group,  Inc.

                                         /s/  Douglas  H.  Symons
                                         ------------------------
June  3,  2003                      By:  Douglas  H.  Symons
                        President  and  Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on June 3 2003, on behalf of the Registrant in the capacities indicated:

(1)  Principal  Executive  Officer:

/s/  Douglas  H.  Symons
------------------------
Douglas  H.  Symons
President  and  Chief  Executive  Officer
(Principal  Executive  Officer)

(2)  Principal  Financial  Officer:

/s/  Bruce  K.  Dwyer
---------------------
Bruce  K.  Dwyer
Chief  Financial  Officer


(3)  The  Board  of  Directors:


/s/  G.  Gordon  Symons
-----------------------
G.  Gordon  Symons
Chairman  of  the  Board

/s/  Douglas  H.  Symons
------------------------
Douglas  H.  Symons
Director

/s/  Terry  W.  Anker
---------------------
Terry  W.  Anker
Director

/s/  Michael  D.  Puckett
-------------------------
Michael  D.  Puckett
Director

                               CERTIFICATE OF THE
                         PRINCIPAL EXECUTIVE OFFICER OF
                        SYMONS INTERNATIONAL GROUP, INC.

     I,  Douglas  H.  Symons,  certify  that:

1. I have reviewed this annual report on Form 10-K of Symons International Group, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  June  3,  2003                         By:  /s/  Douglas  H.  Symons
                                                    ------------------------
                                                    Douglas  H.  Symons
                                                   Chief  Executive  Officer

                               CERTIFICATE OF THE
                           CHIEF FINANCIAL OFFICER OF
                        SYMONS INTERNATIONAL GROUP, INC.

     I,  Bruce  K.  Dwyer,  certify  that:

1. I have reviewed this annual report on Form 10-K of Symons International Group, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  June  3,  2003                    By:     /s/Bruce  K.  Dwyer
                                                  -------------------
                                                  Bruce  K.  Dwyer
                                            Chief  Financial  Officer

                                  EXHIBIT INDEX

REFERENCE  TO     SEQUENTIAL
                           Regulation S-K          Page
                          ---------------          ----
                      Exhibit No. Document          Number
                      --------------------          ------

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

10.7*  The Employment Agreement between Goran Capital Inc., Symons International
     Group, Inc. and David N. Hafling dated October 15, 2002 is incorporated by reference to Exhibit 10.7 to Registrant's 2001 Form 10-K.

10.8* The Employment Agreement between Symons International Group, Inc. and Mark
     A. Paul dated July 30, 2001is incorporated by reference to Exhibit 10.8 to Registrant's 2001 Form 10-K.

10.9 The GGS Management Holdings, Inc. 1996 Stock Option Plan is incorporated by reference to Exhibit 10.21 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

10.10  The  Registrant's  1996 Stock Option Plan is incorporated by reference to
     Exhibit 10.22 of the Registrant's Registration Statement on Form S-1, Reg. No. 333-9129.

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

10.13(11) Quota Share Reinsurance Agreement between Superior Insurance Company and its Wholly -Owned Insurance Subsidiaries and National Union Fire Insurance Company of Pittsburgh, PA effective January 1, 2000 is incorporated by reference to Exhibit 10.13(11) to the Registrant's 2001 Form 10-K.

10.13(12)  Quota  Share  Reinsurance  Agreement  between Pafco General Insurance
     Company and National Union Fire Insurance Company of Pittsburgh, PA effective January 1, 2000 is incorporated by reference to Exhibit 10.13(12) to the Registrant's 2001 Form 10-K.

10.13(14)  Addendum No. 2 to Quota Share Reinsurance Agreement effective January
     1, 2000 between Superior Insurance Company and its Wholly-Owned Insurance Subsidiaries and National Union Fire Insurance Company of Pittsburgh, PA effective December 30, 2000 is incorporated by reference to Exhibit 10.13(14) to Registrant's 2001 Form 10-K.

10.13(15)  Addendum No. 2 to Quota Share Reinsurance Agreement effective January
     1, 2000 between Pafco General Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA effective December 30, 2000 is incorporated by reference to Exhibit 10.13(15) to Registrant's 2001 Form 10-K.

10.13(16)  Addendum No. 3 to Quota Share Reinsurance Agreement effective January
     1, 2000 between Superior Insurance Company and its Wholly-Owned Insurance Subsidiaries and National Union Fire Insurance Company of Pittsburgh, PA effective January 1, 2002.

10.13(17)  Addendum No. 3 to Quota Share Reinsurance Agreement effective January
     1, 2000 between Pafco General Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA effective January 1, 2002.

10.13(18)  Addendum No. 4 to Quota Share Reinsurance Agreement effective January
     1, 2000 between Superior Insurance Company and its Wholly-Owned insurance subsidiaries and National Union Fire Insurance Company of Pittsburgh, PA dated January 1, 2002.

10.13(19)  Addendum No. 4 to Quota Share Reinsurance Agreement effective January
     1, 2000 between Pafco General Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA effective January 1, 2002.

10.13(20)  Addendum No. 5 to Quota Share Reinsurance Agreement effective January
     1, 2000 between Superior Insurance Company and its Wholly-Owned insurance subsidiaries and National Union Fire Insurance Company of Pittsburgh, PA dated September 26, 2002.

10.14(1)  The  SIG  Capital  Trust  I  9  %  Trust Preferred Securities Purchase
     Agreement dated August 7, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713.

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

10.17 The Asset Purchase Agreement by and among Acceptance Insurance Companies Inc., American Growers Insurance Company, American Agrisurance, Inc., Goran Capital Inc., Symons International Group, Inc., IGF Holdings, Inc. and IGF Insurance Company dated Mary 23, 2001 incorporated by reference to Exhibit
     10.9  of  the  Registrant's  June  30,  2001  Form  10-Q.

10.18 First Amendment to Asset Purchase Agreement by and among Acceptance Insurance Companies Inc. American Growers Insurance Company, American Agrisurance, Inc., Goran Capital Inc., Symons International Group, Inc., IGF Holdings, Inc. and IGF Insurance Company dated June 5, 2001 incorporated by reference to Exhibit 10.10 of the Registrant's June 30, 2001 Form 10-Q.

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

10.21 Consulting and Non-competition Agreement by and between Symons International Group, Inc. and Acceptance Insurance Companies Inc. dated May 23, 2001 incorporated by reference to Exhibit 10.15 of the Registrant's June 30, 2001 Form 10-Q.
10.22*  Addendum  to  Employment  Agreement  between  Goran Capital Inc., Symons
     International Group, Inc. and G. Gordon Symons effective January 1, 1998 is incorporated by reference to Exhibit 10.23 of the Registrant's 2001 Form 10-K.

10.23*  The  Employment Agreement dated May 31, 2002 between Goran Capital Inc.,
     Symons  International  Group, Inc. and Douglas H. Symons.

10.24*  Addendum  to  Consulting  Agreement dated January 1, 1998 by and between
     Goran Capital Inc., the Company, Granite Reinsurance Company Ltd., Goan Management Bermuda Ltd. and G. Gordon Symons.

13   2002  Annual  Report  of  Symons  International  Group,  Inc.

99.1 Certifcation  pursuant  to  section  906 of the Sarbanes -Oxley Act of 2002

99.2 Certifcation  pursuant  to  section  906 of the Sarbanes -Oxley Act of 2002

*    Compensation  Related  Agreement