Form 10-Q
period 2003-03-31
SYMONS INTERNATIONAL GROUP INC
filed 2003-07-15
CIK 1013698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                    FORM 10-Q

Mark  One
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                       Yes  [X]  No  [  ]

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).            Yes  [  ]  No  [X]


The number of shares of common stock of the Registrant, without par value, outstanding as of June 30, 2003 was 10,385,399.



                                                     FORM 10-Q INDEX

                                                                                            Page
                                                                                           Number
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets at March 31, 2003
          (unaudited) and December 31, 2002                                                     3

          Unaudited Consolidated Statements of Operations
          for the Three Months Ended  March 31, 2003 and 2002                                   4

          Unaudited Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2003 and 2002                                            5

          Condensed Notes to Unaudited Consolidated Financial
          Statements . . . . . . . . .                                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                            18

PART II   OTHER INFORMATION                                                                     18

Item 1  . Legal Proceedings                                                                     18

Item 2.   Changes in Securities and Use of Proceeds                                             20

Item 3.   Defaults Upon Senior Securities                                                       20

Item 4.   Submission of Matters to a Vote of Security Holders                                   20

Item 5.   Other Information                                                                     20

Item 6.   Exhibits and Reports on Form 8-K                                                      20

SIGNATURES                                                                                      21

CERTIFICATION                                                                                   22


PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
SYMONS  INTERNATIONAL  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
(dollars  in  thousands)
                                                                         March 31,
                                                                           2003       December 31,
                                                                        (Unaudited)       2002
                                                                        ------------  ----------
ASSETS
Investments available for sale:
  Fixed maturities, at market . . . . . . . . . . . . . . . . . . . .  $   26,479   $      36,728
  Equity securities, at market. . . . . . . . . . . . . . . . . . . .       4,802           6,404
  Short-term investments, at amortized cost,
   which approximates market.                                               8,182           8,495
  Other invested assets . . . . . . . . . . . . . . . . . . . . . . .       2,977           3,046
                                                                       -----------  --------------
Total investments . . . . . . . . . . . . . . . . . . . . . . . . .        42,440          54,673
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .         2,096             654
Receivables, net of allowance of $677 and $244, respectively. . . .        28,887          26,594
Reinsurance recoverable on paid and unpaid losses . . . . . . . . . .      27,344          25,918
Prepaid insurance premiums. . . . . . . . . . . . . . . . . . . . .        28,292          25,470
Property and equipment, net of accumulated depreciation . . . . . .         6,333           7,069
Deferred securities issuance costs. . . . . . . . . . . . . . . . .         4,161           4,204
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,464           3,490
                                                                       -----------  --------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  142,017   $     148,072
                                                                       ===========  ==============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Liabilities:
  Loss and loss adjustment expense reserves . . . . . . . . . . . . .  $   63,589   $      67,204
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . .      39,298          35,797
  Reinsurance payables. . . . . . . . . . . . . . . . . . . . . . . .      12,502          17,171
  Distributions payable on preferred securities . . . . . . . . . . .      53,364          49,227
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . .       1,750           2,125
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      15,276          13,827
  Advance from related parties. . . . . . . . . . . . . . . . . . . .       1,870           2,687
  Net liabilities of discontinued operations. . . . . . . . . . . . .       4,151           3,913
                                                                       -----------  --------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     191,800         191,951
                                                                       -----------  --------------
Minority interest:
  Company-obligated mandatorily redeemable preferred stock of trust
   subsidiary holding solely parent debentures . . . . . . .. . . . .     135,000         135,000
                                                                       -----------  --------------
Shareholders' deficit:
  Common stock, no par value, 100,000,000 shares authorized,
   10,385,399 shares issued and outstanding in both 2003 and 2002. .       38,136          38,136
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .       5,851           5,851
  Unrealized loss on investments available for sale . . . . . . . . .      (3,117)         (2,220)
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . .    (225,653)       (220,646)
                                                                       -----------  --------------
Total Shareholders' deficit . . . . . . . . . . . . . . . . . . . . .    (184,783)       (178,879)
                                                                       -----------  --------------
Total Liabilities and Shareholders' deficit . . . . . . . . . . . . .  $  142,017   $     148,072
                                                                       ===========  ==============

See  condensed  notes  to  consolidated  financial  statements.


SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(in  thousands,  except  per  share  data)
                                                                                    Three Months Ended
                                                                                          March 31
                                                                                    2003            2002
                                                                            --------------------  ---------
Gross premiums written . . . . . . . . . . . . . . . . . . . . . . . . . .  $            27,890   $ 43,755
Less ceded premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . .              (20,949)   (30,973)
                                                                            --------------------  ---------
Net premiums written . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             6,941   $ 12,782
                                                                            ====================  =========
Net premiums earned. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             6,134   $ 11,766
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,536      2,643
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  375        375
Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . .                  282      1,244
Net realized capital gain (loss) . . . . . . . . . . . . . . . . . . . . .                  245       (748)
                                                                            --------------------  ---------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                9,572     15,280
                                                                            --------------------  ---------
Expenses:
  Losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . .                5,527     12,671
  Policy acquisition and general and administrative expenses . . . . . . .                4,830      6,459
  Interest expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   42          -
  Amortization of deferred financing costs . . . . . . . . . . . . . . . .                   43         43
                                                                            --------------------  ---------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               10,442     19,173
                                                                            --------------------  ---------
Loss from continuing operations before income taxes and minority interest.                 (870)    (3,893)
                                                                            --------------------  ---------
Total income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -          -
                                                                            --------------------  ---------
Loss from continuing operations before minority interest . . . . . . . . .                 (870)    (3,893)
                                                                            --------------------  ---------
Minority interest:

  Distributions on preferred securities, net of tax of nil in. . . . . . .
 .  both 2003 and 2002.                                                                   4,137      3,836
                                                                                       ----------   ------
Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .               (5,007)    (7,729)

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            (5,007)  $ (7,729)
                                                                            ====================  =========
Weighted average shares outstanding - basic and fully diluted. . . . . . .               10,385     10,385
                                                                            ====================  =========
Net loss from continuing operations per share - basic and fully diluted. .  $             (0.48)  $  (0.74)
                                                                            ====================  =========
Net loss of discontinued operations per share-basic and fully diluted. . .  $                 -   $      -
                                                                            ====================  =========
Net loss per share - basic and fully diluted . . . . . . . . . . . . . . .  $             (0.48)  $  (0.74)
                                                                            ====================  =========

See  condensed  notes  to  consolidated  financial  statements.


SYMONS  INTERNATIONAL  GROUP,  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(in  thousands)
                                                                       Three Months Ended
                                                                            March 31
                                                                     --------------------
                                                                       2003            2002
                                                               --------------------  --------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $            (5,007)  $(7,729)
   Adjustments to reconcile net loss to net cash provided
    by (used in) operations:
     Depreciation, amortization, impairment and other. . . .                   971       911
  Net realized capital (Gain) loss. . . . . . . . . . . . . .                 (245)      748
       Net changes in operating assets and liabilities:
     Receivables . . . . . . . . . . . . . . . . . . . . . .                (2,294)   (5,653)
     Reinsurance recoverable on losses, net. . . . . . . . .                (1,426)   (4,115)
     Prepaid reinsurance premiums. . . . . . . . . . . . . .                (2,822)   (3,892)
     Deferred policy acquisition costs . . . . . . . . . . .                     -      (160)
     Loss and loss adjustment expense reserves . . . . . . .                (3,616)   (3,072)
     Unearned premiums . . . . . . . . . . . . . . . . . . .                 3,501     5,046
     Reinsurance payables. . . . . . . . . . . . . . . . . .                (4,669)    5,558
     Distribution payable on preferred securities. . . . . .                 4,137     3,836
     Other assets and liabilities. . . . . . . . . . . . . .                 2,102     3,120
  Net assets / (liabilities) from discontinued operations. . .                 102    (1,327)
                                                               --------------------  --------
Net cash (used in) operations . . . . . . . . . . . . . . . .               (9,266)   (6,729)
                                                               --------------------  --------

Cash flows from investing activities, net of assets acquired:
  Net sales of short-term investments . . . . . . . . . . . . .                313     2,917
  Proceeds from sales, calls and maturities of fixed maturities             10,102     7,356
  Purchase of fixed maturities. . . . . . . . . . . . . . . . .               (409)   (4,293)
  Proceeds from sales of equity securities. . . . . . . . . . .              1,478     4,796
  Purchase of equity securities . . . . . . . . . . . . . . . .                  -      (562)
  Purchase of property and equipment. . . . . . . . . . . . . .                (85)     (121)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (10)        -
Net investing activities from discontinued operations . . . .                  136     1,434
                                                               --------------------  --------
Net cash provided by investing activities . . . . . . . . . .               11,525    11,527
                                                               --------------------  --------

Cash flows from financing activities, net of assets acquired:
  Loans from and (repayment to) related parties . . . . . . . .               (817)     (125)
  Net financing activities from discontinued operations . . . .                  -      (107)
                                                               --------------------  --------
Net cash (used in) financing activities . . . . . . . . . . .                 (817)     (232)
                                                               --------------------  --------
Increase in cash and cash equivalents . . . . . . . . . . . .                1,442     4,566
Cash and cash equivalents, beginning of period. . . . . . . .                  654     3,385
                                                               --------------------  --------
Cash and cash equivalents, end of period. . . . . . . . . . .  $             2,096   $ 7,951
                                                               ====================  ========

See  condensed  notes  to  consolidated  financial  statements.

                        SYMONS INTERNATIONAL GROUP, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For the Three Months Ended March 31, 2003

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

The financial statements included in this report are the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements, unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K. Results for any interim period are not necessarily indicative of results to be expected for the year.

2.     PREFERRED  SECURITIES

On August 12, 1997, the Company issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. The Company may redeem the Preferred Securities in whole or in part 10 years after the issue date.

The Company elected to defer the semi-annual interest payments due in February and August 2000, 2001, and 2002 and expects to continue this practice through 2003 and 2004. The payment due in February 2003 was deferred. The unpaid interest installment amounts accrue interest at 9.5%.

The Company may continue to defer semi-annual interest payments for up to an aggregate of five (5) years as permitted by the indenture for the Preferred Securities. All of the deferred interest (approximately $84 million, if all payments due in 2003 and 2004 are deferred) will become due and payable in February 2005 along with the semi-annual interest due at that time. The Company relies on the payment of finance and service fees by its subsidiaries to fund its operations, including its payment of interest on the Preferred Securities. Certain state regulators, including the Florida Department of Insurance ("FDOI"), have issued orders prohibiting the Company's subsidiaries from paying such fees to the Company. There can be no assurance that the Company will sufficient revenue to fund its operations and pay the deferred interest on the Preferred Securities. Such failure to pay could result in a default under the indenture and acceleration of the payment of the Preferred Securities.

The trust indenture contains certain restrictive covenants based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA). If the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Securities distributions) for the most recent four quarters, the following restrictions become effective:

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

These restrictions currently apply, as the Company's consolidated coverage ratio was (0.42) at March 31, 2003, and will continue to apply until the Company's consolidated coverage ratio complies with the terms of the trust indenture. The Company complied with these additional restrictions as of December 31, 2001 and 2002 and is in compliance as of July 1, 2003.

3.     REGULATORY  ACTIONS

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

The Consent Order also requires IGF to provide the IDOI with monthly written updates and immediate notice of any material change regarding the status of litigation with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF or to extend the provisions of the Consent Order. IGF is in regular ongoing contact with the IDOI regarding it financial condition.

Pafco has been subject to an agreed order of the IDOI since February 17, 2000 that requires Pafco, among other matters, to:

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

Pafco's inability or failure to comply with any of the above conditions could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. Restrictions on premium writings result in lower premium volume. Management fees payable to Superior Group are based on gross written premium; therefore, lower premium volume results in reduced management fees paid by Pafco to Superior Group. Pafco is in regular contact with the IDOI regarding its financial condition.

At March 31, 2003, Pafco's gross written premium to surplus and net written premium to surplus exceeded the ratios allowed under the agreed order. The Company has reduced written premium and will be in compliance at December 31, 2003. Pafco has agreed with the IDOI to maintain its surplus above $2.5 million through August 2003.

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

On June 30, 2003 the Missouri Department of Insurance instituted proceedings to suspend Pafco's certificate of authority in Missouri. Pafco had previously stopped writing new business in Missouri and is in contact with the Missouri Department of Insurance to identify an alternative to the pending proceeding.

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

On March 21, 2003 the FDOI filed a Motion for Enforcement of Final Order Granting Petition to Enforce Agency Action (the"Motion for Enforcement") in the Circuit Court which seeks to hold Superior in contempt for failing to obtain the immediate repayment of approximately $15 million from Superior Group. Superior Group presently does not have the ability to make a $15 million repayment, and Superior believes that this petition seeks to fashion a remedy not intended by the Circuit Court's November 1, 2002 order and contravenes the spirit of numerous discussion between the FDOI and Superior to resolve the issues during the pendency of Superior's appeal to the District Court of Appeal and the original enforcement action. On May 7, 2003 a hearing was held on the Motion for Enforcement, and an order has not yet been issued.

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

The FDOI has engaged an actuary to perform a review of Superior's reserves as of May 31, 2003.

On October 9, 2001, the State Corporation Commission of Virginia ("Virginia Commission") issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its risk based capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance ("Bureau"). On June 19, 2002 the Virginia Commission entered an order which adopted the findings of the hearing examiner, continued the matter until such time as the Bureau requests further action and requires the continued monitoring of the financial condition of Superior by the Bureau. On October 11, 2002, the Virginia Commission filed an administrative Rule to Show Cause. A hearing was scheduled for November 18, 2002 to determine whether Superior's license to transact insurance business in Virginia should be suspended. The Virginia Commission continued the hearing indefinitely. Superior has provided additional financial information to and continues to be in contact with the Virginia Commission. On July 10, 2003, the Virginia Commission entered an order which directs Superior to stop writing business in Virginia until its surplus is at least $3 million. Although Superior's unaudited surplus as of May 31, 2003 is above $3 million, the order also requires Superior to provide the Virginia Commission with an interim audited financial statement. Superior anticipates that it will meet the conditions set forth in the order prior to July 31, 2003. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 16.0% and 14.5% of the total gross written premiums of the Company through March 31,2003 and December 31, 2002, respectively.

On April 21, 2003 the Alabama Department of Insurance issued an order to show cause for suspension of Superior's certificate of authority in Alabama due to the decline in Superior's surplus. Superior is in communication with and providing additional financial information to the Alabama Department of Insurance. An administrative hearing has not been scheduled. Policies of insurance written in Alabama account for less than 1% of Superior's gross written premiums.

Due to the losses experienced by Superior, it is in regular ongoing contact with the departments of insurance of Florida, Virginia and California and insurance regulators in other states in which it writes business. Superior closely monitors its risk-based capital based upon its financial projections.

4.   COMMITMENTS  AND  CONTINGENCIES

Superior is a defendant in a case filed June 16, 2003 in the Superior Court of Muscogee County, Georgia entitled Kenneth P. Chung v. Superior Insurance Company. The case purports to be brought on behalf of former and current insureds of Superior who presented first party physical damage coverage claims during the six-year period preceding June 16, 2003. The plaintiff seeks recovery of alleged diminution in vehicle value from physical damage. Superior believes that the allegations of wrongdoing as alleged in the complaint were without merit and intends to vigorously defend the claims brought against it.

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

Approximately $29 million was paid through December 31, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who sought additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress. IGF filed a motion for summary judgment to dismiss the claims in the plaintiff's fourth amended complaint on the basis that releases previously executed by the plaintiffs are binding, which was granted. The cross claims between the selling brokers and MSI and IGF remain pending. The trial is scheduled to begin in August 2003.

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

IGF is a defendant in a case filed on December 31, 2002 in the Circuit Court of Greene County, Missouri entitled Kevin L. Stevens v. Wilkerson Insurers, et al., Case No. 102CC5135. Other parties named as defendants are Goran, Goran's subsidiaries, Symons International Group (Florida), Inc. and Granite Re, Superior Group Management, Superior, Superior American, Superior Guaranty, Pafco and three individuals who were or are officers or directors of the Company. Goran, Granite Re, Symons International Group (Florida), Inc, Superior Group Management, Superior, Superior American, Superior Guaranty and certain individual defendants filed motions to dismiss for lack of personal jurisdiction which were denied. The case purports to be brought on behalf of an IGF insured seeking to recover alleged damages based on allegations of bad faith, negligent claims handling and breach of fiduciary duties with respect to a claim which arose from an accident caused by the IGF insured. IGF believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

See footnote 3, "Regulatory Actions", to the Company's consolidated financial statements in Part I of this report, incorporated herein by reference, for additional legal matters.

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


5.     LOSS  PER  SHARE

Basic and diluted net loss per share are computed by dividing net loss as reported by the average number of shares outstanding as follows:

                                               Three Months Ended
                                                    March 31
                                               ------------------
(in thousands)                                        2003          2002
                                               ------------------  ------
Basic:
  Weighted-average common shares outstanding.              10,385  10,385
                                               ==================  ======

Diluted:
  Weighted-average common shares outstanding.              10,385  10,385
                                               ==================  ======

The Company has 912,777 stock options outstanding as of March 31, 2003. Common stock equivalents are anti-dilutive; therefore, fully diluted loss per share is the same as basic loss per share.

6.     STOCK-BASED  COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). Accordingly no compensation expense is recognized if the market price of the underlying stock does not exceed the exercise price at the date of grant.

If the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation and non-employee director compensation, the effect on net loss and net loss per share attributable to common stockholders would not be materially affected

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS  AND  CERTAIN  RISKS

All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) the effect on customers, agents, employees and others due to the Company's receipt of going concern opinions from its accountants; (ii) general economic conditions, including prevailing interest rate levels and stock market performance; (iii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written and premium volume; and (iv) the factors described in this section and elsewhere in this report.

OVERVIEW  OF  THE  COMPANY

Symons International Group, Inc. (the "Company") owns insurance companies that underwrite and market nonstandard private passenger automobile insurance. The Company's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"). The Company is a 73.8% owned subsidiary of Goran Capital Inc. ("Goran").

The Company's accountants have issued reports on their audits of the Consolidated Financial Statements of the Company as of December 31, 2001 and December 31, 2002 which address doubt as to the Company's ability to continue as a going concern given the recurring operating losses experienced by the Company over the past few years and the Company's net capital deficiency.

In June 2001, the Company sold its crop segment and adopted a plan to wind-down the remaining crop segment obligations. Accordingly, financial results of the crop insurance segment are presented as discontinued operations in the Company's financial statements. Continuing operations of the Company consist of the single nonstandard automobile insurance segment.

Pafco, Superior, Superior Guaranty Insurance Company ("Superior Guaranty"), and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies for nonstandard risks. Nonstandard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies that are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual markets the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

SIGNIFICANT  LOSSES  HAVE  BEEN  REPORTED  AND  ARE  LIKELY  TO  CONTINUE

The Company has reported net losses on a quarterly basis since the third quarter of 1998. Net losses from continuing operations for the quarter ended March 31, 2003 totaled $(5,007,000) compared to losses of $(7,729,000) for the same period in 2002. The Company previously reported losses from continuing operations of $(35,260,000) for the year 2002
$(30,736,000)  for  2001  and  $(71,384,000)  for 2000.  Results from continuing operations before the effects of income taxes and minority interest were losses of $(19,236,000) and $(15,930,000) for 2002 and 2001, respectively. Losses from continuing operations increased in 2002 from 2001 due to significant adverse development on new business generated in the first quarter of 2002, primarily due to increased frequency of losses. The Company's losses continued for the period ending March 31,2003; however, the Company continues to work towards operational improvements. The financial condition of the company's insurance subsidiaries' continues to be of concern to the insurance regulators and has resulted in heightend regulatory oversight. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

RECENT AND FURTHER REGULATORY ACTIONS MAY ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATIONS

The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' financial condition, losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in significant and ongoing scrutiny and regulatory action by several regulators (see Note 3, "Regulatory Actions" in the Condensed Notes to the Consolidated Financial Statements). The primary purpose of insurance regulation is the protection of policyholders rather than shareholders. Failure to improve the insurance subsidiaries' financial conditions and resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategy or result in future regulatory actions or proceedings that could otherwise materially and adversely affect the Company's operations.

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

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT

The Company has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest at 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's nonstandard automobile insurance management company. The Company elected to defer the semi-annual interest payments due in February and August 2000, 2001 and 2002 and the payment due in February 2003 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (if all payments due in 2003, and 2004 are deferred) of approximately $84 million will become due and payable in February 2005 along with the semi-annual interest payment due at that time. In the event the Company does not have sufficient funds to pay the deferred interest on the Preferred Securities, it could result in default under the indenture and an acceleration of the payment of the Preferred Securities. Although there is no present default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that may restrict the Company's ability to act in the future. These covenants include restrictions on the Company's ability to incur or guarantee debt, make payment to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment-grade, fixed-income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of the Company.

REVIEW  OF  CONSOLIDATED  OPERATIONS

NET  LOSS

The net loss for the three months ended March 31, 2003 totaled $(5,007,000) or $(.48) per share (basic and diluted). This is an improvement of $2,722,000 or $0.26 per share from the net loss for the same period in 2002. The decreased net loss is due primarily to a reduction in loss and loss adjustment expenses. There was no loss on discontinued operations for the three months ended March 31, 2003 and 2002, respectively.
GROSS  PREMIUMS  WRITTEN

Gross premiums written decreased 36.3% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The primary reasons for this decline in volume are the withdrawal from certain competitive markets and other underwriting initiatives intended to increase profitability.

NET  PREMIUMS  WRITTEN

Net premiums written represent the portion of premiums retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of losses in the Company's insurance subsidiaries and the corresponding growth in the Company's retained deficit and to manage overall risk retention, the Company entered into a reinsurance agreement to cede a portion of its gross written premiums to National Union Fire Insurance Company of Pittsburgh, PA, an unrelated third party. For the three months ended March 31, 2003, the Company ceded approximately 75% of its gross written premiums.

NET  PREMIUMS  EARNED

Net  premiums  earned  decreased 47.9% or $5,632,000 for the quarter ended March
31, 2003 as compared to the same period in 2002. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decreases in written premium and policies in force.

FEE  INCOME

Fee income is derived from installment billings and other services provided to policyholders. In the first quarter of 2003, fee income was 4.1% lower as compared to the same period in 2002 and was higher as a percentage of written premiums due to increased fees per policy.

NET  INVESTMENT  INCOME

Net investment income decreased 77.3% for the three months ended March 31, 2003 as compared to the same period in 2002. This decrease is reflective of the decline in invested assets during a period of declining premiums and the liquidation of investments to pay prior year losses settled in 2002.

NET  REALIZED  CAPITAL  (LOSSES)

Net realized capital gains were $245,000 for the first quarter of 2003 as compared to net realized capital losses of $(748,000) for the same period in 2002. Capital gains resulted from the shift in management investing approach toward a secure and less risky bond market. In the first quarter of 2003, fixed maturities investment portfolio returned a positive yield as opposed to the highly volatile stock market. These transactions resulted in higher cash proceeds that were reinvested in shorter duration investment instruments.

LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES

The loss and loss adjustment expense ratio for the Company for the three months ended March 31, 2003 was 90.1% of net premiums earned as compared to 107.7% for first quarter 2002 and to 127.9% for the entire year of 2002.
POLICY  ACQUISITION  AND  GENERAL  AND  ADMINISTRATIVE  EXPENSE

Policy acquisition and general and administrative expenses decreased for the first quarter of 2003 to $4,830,000 from $6,459,000 for the same period in 2002, a decrease of approximately 25%. This decrease is reflective of the decline in gross written premiums, an increase in ceding commissions associated with the quota share reinsurance contract, and overall operating expense reduction initiatives.
INCOME  TAXES

At March 31, 2003, the Company's net deferred tax assets are fully offset by a 100% valuation allowance that resulted in no tax benefit in the first quarters of both 2002 and 2001.

REVIEW  OF  CONSOLIDATED  FINANCIAL  POSITION

CASH  AND  INVESTMENTS

Total cash and investments at March 31, 2003 and December 31, 2002 was $44.5 million and $55.3 million, respectively. The decline in invested assets resulted from continued liquidations to fund claim payments and operating expenses as well as the portfolio rebalancing mentioned above. Refer to "Net Realized Capital (Losses)" above for a discussion of other changes in cash and investment balances.

REINSURANCE  RECEIVABLES  AND  PAYABLES

The Company negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, the Company may cede a portion of its nonstandard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and up to 75% of Pafco's earned premiums. The Company's ceding percentage for the first quarter of 2003 totaled 75% for Superior and 60% for Pafco. The decrease in the amount of premiums and losses ceded under this contract along with settlements to the reinsurers's directly affect reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES

Receivables, exclusive of the allowance for doubtful accounts, have increased by approximately $2.3 million, or 8.6%, from December 31, 2002. This increase is primarily attributable to an increase in billable premiums due to higher written premiums in the first quarter of 2003 versus the fourth quarter of 2002. The allowance for doubtful accounts was increased in the first quarter of 2003 by approximately $433,000.

LOSS  AND  LOSS  ADJUSTMENT  EXPENSE  RESERVES

Total loss and loss adjustment expense reserves decreased from $67,204,000 as of December 31, 2002 to $63,589,000 as of March 31, 2003, a reduction of approximately $3.6 million. This decrease is consistent with the Company's declining volume of business.

UNEARNED  PREMIUMS

At March 31, 2003, unearned premiums were $39,298,000, an increase of $3,501,000 from December 31, 2002. This is consistent with the increase in receivables discussed above.

DEFERRED  INCOME

In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2001, the Company received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over a three-year period.

SHAREHOLDERS'  (DEFICIT)

Shareholders' (deficit) has increased by $(5,904,000) from December 31, 2002. This increase is primarily the result of the net loss of $(5,007,000) for the three months ended March 31, 2003 coupled with an unrealized loss of $(897,000) on investments available for sale.

LIQUIDITY  AND  CAPITAL  RESOURCES

The primary source of funds available to the management and holding companies are fees from policyholders and management fees.

Superior Insurance Group, Inc. ("Superior Group") collects billing fees charged to Pafco policyholders, who elect to make their premium payments in installments, and managing general agent ("MGA") fees charged to Superior policyholders. Superior Group also receives management fees under its management agreement with its insurance subsidiaries. When the Florida Department of Insurance ("FDOI") approved the acquisition of Superior by Superior Group, it prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of acquisition (May 1, 1996) without the prior written approval of the FDOI, which restriction expired in April 2000. As a result of regulatory actions taken by the Indiana Department of Insurance ("IDOI") with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Pafco cannot pay extraordinary dividends, within the meaning of the Indiana Insurance Code, without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, Superior and IGF are subject to review by the IDOI and FDOI.

The nonstandard automobile insurance subsidiaries' primary source of funds is premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability in cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During 2003, 2002 and 2001, due to reduced premium volume, the Company liquidated investments to pay claims. The Company historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume caused the Company to shorten the duration of its investments. The Company may incur additional costs in selling longer-term bonds to pay claims, as claim payments tend to lag premium receipts. Due to the decline in premium volume, the Company experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

The Company has obtained a revolving credit facility ("Facility") with Granite Reinsurance Company Ltd., a related party, in the amount of $2.5 million due December 20, 2004, and $1.0 million due November 30, 2004, in December 2001 and October 2002, respectively. The terms of the Facility call for monthly interest payments at the prime rate (as printed in the Wall Street Journal on the first business day of each month) plus 5.25% (the total rate was 9.5% at March 31,
2003) computed on an annual basis and not to exceed 18% per annum calculated on the average principal outstanding each month.

On August 12, 1997, the Company issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. The Company may redeem the Preferred Securities in whole or in part 10 years after the issue date.

The Company elected to defer the semi-annual interest payments due in February and August 2000, 2001, 2002 and February 2003 and expects to continue this practice through 2004. The unpaid interest installment amounts accrue interest at 9.5%.

The Company may continue to defer semi-annual interest payments for up to an aggregate of five (5) years as permitted by the indenture for the Preferred Securities. All of the deferred interest (approximately $84 million, if all payments due in 2003 and 2004 are deferred) will become due and payable in February 2005 along with the semi-annual interest due at that time. The Company relies on the payment of finance and service fees by its subsidiaries to fund its operations, including its payment of interest on the Preferred Securities. Certain state regulators, including the FDOI, have issued orders prohibiting the Company's subsidiaries from paying such fees to the Company. In the event such orders continue, the Company may not have sufficient revenue to fund its operations or to pay the deferred interest on the Preferred Securities. Such failure to pay could result in default under the indenture and acceleration of the payment of the Preferred Securities.

The trust indenture contains certain restrictive covenants based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA). If the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Securities distributions) for the most recent four quarters, the following restrictions become effective:

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

These restrictions currently apply, as the Company's consolidated coverage ratio was (0.42) in March 31, 2003, and will continue to apply until the Company's consolidated coverage ratio complies with the terms of the trust indenture. The Company complied with these additional restrictions as of December 31, 2001 and 2002 and is in compliance as of May 9, 2003.

Net cash used by operating activities in 2003 aggregated $(9,266,000) compared to $(6,729,000) for March 31, 2003 due to reduced cash provided by operations as a result of lower premium volumes and the reduced number of policies in force.

As  reported  in  the  Company's  December  31,  2002 Form 10-K, during 2002 the
Company  initiated  a  number  of  actions  to  improve  is financial condition.


ITEM  3.  QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Information related to Qualitative and Quantitative Disclosures about Market Risk was included under Item 1. Business in the December 31, 2002 Form 10-K. No material changes have occurred in market risk since this information was disclosed in the December 31, 2002 Form 10-K.

PART  II  -  OTHER  INFORMATION
ITEM  1.  LEGAL  PROCEEDINGS

Superior is a defendant in a case filed June 16, 2003 in the Superior Court of Muscogee County, Georgia entitled Kenneth P. Chung v. Superior Insurance Company. The case purports to be brought on behalf of former and current insureds of Superior who presented first party physical damage coverage claims during the six-year period preceding June 16, 2003. The plaintiff seeks recovery of alleged diminution in vehicle value from physical damage. Superior believes that the allegations of wrongdoing as alleged in the complaint were without merit and intends to vigorously defend the claims brought against it.

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

Approximately $29 million was paid through December 31, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who sought additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress. IGF filed a motion for summary judgment to dismiss the claims in the plaintiff's fourth amended complaint on the basis that releases previously executed by the plaintiffs are binding, which was granted. The cross claims between the selling brokers and MSI and IGF remain pending. The trial is scheduled to begin in August 2003.

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

IGF is a defendant in a case filed on December 31, 2002 in the Circuit Court of Greene County, Missouri entitled Kevin L. Stevens v. Wilkerson Insurers, et al., Case No. 102CC5135. Other parties named as defendants are Goran, Goran's subsidiaries, Symons International Group (Florida), Inc. and Granite Re, Superior Group Management, Superior, Superior American, Superior Guaranty, Pafco and three individuals who were or are officers or directors of the Company. Goran, Granite Re, Symons International Group (Florida), Inc, Superior Group Management, Superior, Superior American, Superior Guaranty and certain individual defendants filed motions to dismiss for lack of personal jurisdiction which were denied. The case purports to be brought on behalf of an IGF insured seeking to recover alleged damages based on allegations of bad faith, negligent claims handling and breach of fiduciary duties with respect to a claim which arose from an accident caused by the IGF insured. IGF believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

See footnote 3, "Regulatory Actions", and footnote 4, "Commitment and Contingencies", to the Company's consolidated financial statements in Part I of this report, incorporated herein by reference, for additional legal matters.

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

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             None

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             Exhibits
             --------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Reports  on  Form  8-K
          ----------------------
          None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Symons  International  Group,  Inc.


July  15, 2003                                By: /s/ Douglas H.Symons
                                                 ---------------------
                                                 Douglas  H.  Symons,  President
                                                 and  Chief  Executive  Officer

                        SYMONS INTERNATIONAL GROUP, INC.
                        --------------------------------

                                   CERTIFICATE

     I,  Douglas  H.  Symons,  certify  that:

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

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  July  15,  2003                              /s/  Douglas  H. Symons
                                                     ----------------- -- --
                                                     Douglas  H.  Symons
                                                     Chief  Executive Officer

                        SYMONS INTERNATIONAL GROUP, INC.
                        --------------------------------

                                   CERTIFICATE


     I,  Bruce  K.  Dwyer,  certify  that:

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


Dated:  July 15, 2003                                  /s/Bruce K. Dwyer
                                                       -----------------
                                                       Bruce  K.  Dwyer
                                                       Chief  Financial  Officer